Form 10KSB
period 1996-12-31
PERFORMANCE ASSET MANAGEMENT FUND III LTD
filed 1997-04-03
CIK 1022241

FORM 10-KSB

              ( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year ended
                                December 31, 1996

            ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                For the Transition Period From                 to

                Commission File Number - 0-28764


                  Performance Asset Management Fund III, Ltd.,
                        A California Limited Partnership
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                              33-0526128
   -------------------------------      ---------------------------------
   (State of other jurisdiction of      (IRS Employer Identification No.)
   of incorporation or organization)


        4100 Newport Place, Suite 400, Newport Beach, California    92660
        --------------------------------------------------------  --------
       (Address of Registrant's Principal Executive Offices)     (Zip Code)


                                (714)  261-2400
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

    Securities to be registered under Section 12(b) of the Act:

      Title of each class                   Name of Each Exchange on which
      to be so registered:                  each class is to be registered:

            None                                     None


    Securities to be registered under Section 12(g) of the Act:


                    Limited Partnership Interests ("Units")
                    ---------------------------------------
                                (Title of Class)








                                  Page 1 of 28
                      Exhibit Index is specified on Page 28

                                    PART I.


                        Item 1. Description of Business.

                              The General Partner.

     Performance Development, Inc., a California corporation and the General Partner of the Partnership ("General Partner"), was formed in June 1990 to engage in various aspects of the distressed loan industry. The General Partner is also the General Partner for various other California limited partnerships.

                            Formation of Partnership.

     Performance Asset Management Fund III, Ltd., A California Limited Partnership, was formed on September 1, 1992, as a limited partnership in California pursuant to the provisions of the Revised Limited Partnership Act of the State of California ("Partnership"); provided, however, the Certificate of Limited Paratnership-Form LP-1 for the Partnership was filed with the State of California Secretary of State on October 13, 1992. The Partnership offered and sold 2,000 limited partnership interests ("Units") at a purchase price of $5,000.00 per Unit. The offer and sale of the Units were exempt from the registration requirements of Section 5 of the Securities Act of 1933 ("Securities Act") because the Units were offered and sold in reliance on the exemption specified by the provisions of Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto. The total amount contributed to the capital of the Partnership from purchasers of Units ("Limited Partners") was $10,000,000. As of March 1, 1997, the Partnership had 596 Limited Partners. The executive offices of the Partnership are located at 4100 Newport Place, Suite 400, Newport Beach, California 92660. The Partnership's telephone number is (714) 261-2400.

                            Business of Partnership.

     The Partnership is engaged in the business of acquiring assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from managing, operating, collecting, servicing, or selling those assets. Typically, these assets consist of charged off credit card contracts, secured and unsecured commercial and consumer loans, personal property, notes receivable, and other forms of indebtedness. These assets, typically, are purchased and sold as portfolios ("Portfolios").

     The General Partner, on behalf of the Partnership, has entered into joint venture agreements with Performance Capital Management, Inc. ("PCM"), a California corporation and an Affiliate of the General Partner, pursuant to the provisions of which PCM provides acquisition, collection and servicing activities for the Partnership. Presently, the General Partner intends for the Partnership to continue its joint venture relationship with

---------------
     (1) The term "Affiliate" means (i) any person who directly or indirectly controls or is controlled by or under a common control with another person or entity, (ii) a person owning or controlling 10% or more of the outstanding voting securities of such other person or entity, (iii) any officer or director of such other person or entity, or (iv) any person who is an officer, director, general partner, trustee, or holder of 10% or more of the voting securities or beneficial interests of any of the foregoing.

PCM. The joint venture agreements generally provide that all distributions are shared by the venturers in proportion to their respective percentage interests, 55% for the Partnership and 45% for PCM. The General Partner has concentrated on purchasing Portfolios for the Partnership which have the potential to generate cash flow to the Partnership with aggressive servicing and collection efforts. The objective of the Partnership is to maximize gain or income from the Portfolios purchased with the least amount of expenditure for servicing and collection efforts. The Portfolios acquired by the Partnership are selected by the General Partner. To the extent possible, the General Partner selects Portfolios consisting of nonperforming assets which have a probability to generate profits to the Partnership. The Partnership utilizes the services of PCM to manage, service, and collect the assets. Additionally, the Partnership sells Portfolios and portions of Portfolios in those circumstances in which the General Partner determines that such sales are in the best interests of the Partnership.

                                Bulk Portfolios.

     Typically, loan accounts are sold by the originating lenders in bulk Portfolios that range in size from tens of thousands to multi-hundred million dollars in outstanding principal balances. These Portfolio sales usually consist of a large quantity of charged off credit card contracts, automobile deficiencies, secured and unsecured consumer installment loans, commercial
loans, and other forms of indebtedness.   Although typically only a relatively
small percent of the total outstanding principal balances of most Portfolios purchased by the Partnership can be collected, most of those Portfolios have been purchased at discounts sufficient enough that, coupled with aggressive servicing and collection efforts, profits can be realized and the Partnership's objectives can be fulfilled. The Partnership has sold certain acquired Portfolios, or portions thereof, to various third parties. Profits from such sales have been used to acquire additional assets for the Partnership and to distribute cash to the Partners.

                           Acquisition of Portfolios.

     Because of the experience of PCM in Portfolio acquisition transactions, PCM is recognized by the institutions selling charged off commercial and consumer indebtedness as one of the larger purchasers of distressed consumer indebtedness. PCM generally relies on its own contacts and relationships for acquisitions of Portfolios.

     Upon contacting or being contacted by a potential seller of Portfolios, PCM will, normally, request that certain data be submitted for due diligence purposes. By reviewing that data, PCM and the General Partner analyze the respective Portfolios by checking an array of information, including data integrity, deciphering statutes of limitations by state and incorporating other methods to check the individual debtors status. By completing the due diligence process and considering the pertinent information regarding a potential Portfolio's acquisition, PCM and the General Partner can approximate the liquidation value of that Portfolio and extend an offer to purchase that Portfolio on terms which should enable the Partnership to collect, service and manage that Portfolio's profitability.

     The General Partner anticipates that the Partnership will continue to purchase Portfolios. In past years, the Partnership has acquired certain Portfolios which have accounts which have been rewritten with terms and conditions different from the original obligations. The General Partner anticipates that the Partnership has no present plans to acquire such

Portfolios in the future unless such an opportunity arises and the General Partner believes that this opportunity will achieve the objectives of the Partnership.

     Investments in Portfolios are carried at the lower of cost, market, or estimated net realizable value. Amounts collected on the loans acquired by the Partnership are treated as a reduction to the carrying basis of the related investment on an individual Portfolio basis. Accordingly, income is not recognized by the Partnership until recovery of 100% of the original cost of the investment of the Partnership on a Portfolio by Portfolio basis occurs. Estimated net realizable value represents the estimate of the General
Partner, based upon the General Partner's present plans and intentions, of the present value of future collections. As a result of the distressed nature of the loans comprising the Portfolios, there is no assurance that the unpaid principal balances of those loans will be collected. Any adjustments to the carrying value of the individual Portfolios are recorded in results of operations.

     As of December 31, 1996, and 1995, the Partnership had investments in Portfolios with remaining values of $2,566,546 and $3,642,353 respectively. Collections obtained by the Partnership on investments in these Portfolios totaled $4,725,191 and $1,337,920 during the years ended December 31, 1996 and 1995, respectively.

     The Partnership's investments in Portfolios consisted of the following balances (amounts are "carrying amounts" consistent with generally accepted accounting principles) as of December 31:

Type of Portfolio                      1996                 1995
------------------------------------------------------------------------------
Credit Card Accounts               $2,566,546           $1,168,650

Performing Rewritten Accounts          N/A               1,952,735

Consumer Loans                         N/A                 520,968

     TOTALS                        $2,566,546           $3,642,353


     The Partnership has acquired 3 Portfolios and 1 Portfolio totaling $2,764,469 and $160,605 during the years ended December 31, 1996 and 1995, respectively.

                    Servicing and Collection of Portfolios.

     Once a Portfolio is purchased, generating cash flow involves a rigorous campaign to locate and contact the maximum number of individual debtors. The General Partner and its Affiliates continuously utilize shared data and technology, as well as various third party data bases, in an attempt to locate individual debtors. Once a debtor is contacted, the collection representative begins negotiating various payment and settlement options. These options can include payments in full for all outstanding obligations, discounted settlements and short term payment plans. Normally, because the cost basis is extremely low for each account, collection representatives can offer more attractive settlement and payment options to individual debtors than those debtors have been offered by the originating lender or contingent collection firms.

     The Partnership utilizes the services of PCM exclusively for managing, servicing, and collecting the Partnership's Portfolios. Therefore, the Partnership is dependent upon PCM for those management, servicing, and collection services. The compensation paid by the Partnership to PCM for those services is not less favorable to the Partnership than that compensation which would be paid by the Partnership to equally qualified but unaffiliated persons.


              Settlement with West Capital Financial Services Corp.

     Prior to March 1996, the Partnership also utilized the collection services of West Capital Financial Services Corp., a California corporation ("WCFSC") pursuant to a servicing agreement entered into in 1992. In 1994, the General Partner desired to utilize a portion of the Partnership's revenues and cash flow for the purpose of causing the Partnership to acquire an ownership interest in WCFSC. In order to effectuate that acquisition, on April 8, 1994 the General Partner, on behalf of the Partnership and the 4 other similar California partnerships ("PAM Funds"), entered into a Stock Acquisition Agreement ("Stock Agreement") with WCFSC, for the purpose of acquiring for the Partnership and the Pam Funds 1,000 shares of no par common stock of WCFSC, which 1,000 shares would represent 50% of the then issued and outstanding no par common shares of WCFSC. The Stock Agreement provided that certain PAM Funds, including the Partnership, have credits for approximately $1,881,950 due to those PAM Funds from WCFSC, plus cash in the amount of $1,970,000 payable during the 5 month period subsequent to the date on which the Stock Agreement was signed.

     Certain differences of opinion developed between the General Partner and WCFSC regarding the terms and conditions of the Stock Agreement. As a result, the General Partner, for the benefit of the Partnership and its affiliates, including the PAM Funds, commenced litigation against WCFSC and certain of its affiliates ( "WCFSC Dispute" ).

     On February 8, 1996, the parties to the WCFSC Dispute entered into a Settlement Agreement and Mutual General Release (" Settlement Agreement" ) for the purpose of settling and resolving any and all disputes existing between the various parties to the WCFSC Dispute. The Settlement Agreement resulted in the dismissal of the WCFSC Dispute; release by all parties of the claims against other respective parties, including those claims relating to the Stock Agreement; and assignment and transfer by the Partnership and its affiliates to WCFSC of certain distressed loan portfolios.

     The Settlement Agreement required that WCFSC pay to the Partnership and its Affiliates $16,194,850 in exchange for the general release by the Partnership and its Affiliates of WCFSC and its Affiliates from the claims asserted in the WCFSC Dispute. The Settlement Agreement also required the sale to WCFSC by the Partnership and its Affiliates of certain interests of the Partnership and its Affiliates in certain Portfolios, and the transfer by the Partnership and its Affiliates to WCFSC of various other assets and rights. In addition, the Settlement Agreement required the establishment of a defense fund of $250,000 which is available to pay legal costs and fees incurred by WCFSC to defend any and all actions which may be brought by limited partners in the the PAM Funds. To date no such actions have been brought.

     The proceeds from the Settlement Agreement were allocated to the Partnership and its Affiliates, including other PAM Funds, by the General Partner in accordance with the respective interests of the Partnership and its Affiliates. Accordingly, the Partnership received $5,727,315 of the total settlement proceeds.

     The Settlement Agreement was approved by 87.63% of the limited partners of the Partnership; .02% of the Limited Partners of the Partnership disapproved the Settlement Agreement; and 12.35% of the Limited Partners of the Partnership provided no responses regarding the approval of the Settlement Agreement.

     Additionally, 91.12% of all the Limited Partners in the PAM Funds, in the aggregate, executed general releases in favor of WCFSC.

                         Reorganization of Partnership.

     The General Partner is considering the merger, combination, reorganization, and rollup of the PAM Funds into Performance Asset Management Company, a Delaware corporation ("PAMCO"), including the Partnership, ("Rollup"). The General Partner is aware of the various federal and state rules and regulations regarding the Rollup, and the General Partner intends to comply with those rules and regulations. In an effort to assure compliance with those rules and regulations, the General Partner has engaged in conversations with representatives from the State of California Department of Corporations ("Department") regarding the Rollup. It has been determined by the General Partner and representatives of the Department that to accommodate the purposes of the General Partner and to expedite, as much as possible, the Rollup, that the Performance Asset Management Fund Trust be established ("Trust"). Accordingly, on or about December 8, 1995, the Trust was established. The Trustee of the Trust is Michael Wachtell, Esq., with the law firm of Buchalter. Nemer, Fields & Younger, Los Angeles, California. As of December 31, 1996, total amounts on deposit in the Trust totaled $9,483,880 including $2,656,338 of which is for the direct benefit of the Partnership.

                                   Employees.

     The Partnership does not have any employees. The General Partner does not have any employees. The human resources requirements of the Partnership for 1996 were furnished by Spectrum Capital Services, Inc., a California corporation and an Affiliate of the General Partner ("Spectrum"). Human resource expenses are included in the management fee charged by the General Partner to the Partnership. The Partnership also reimburses Spectrum for any additional expenditures paid by Spectrum on the Partnership's behalf. Fees and expenses paid by the Partnership to Spectrum are not less favorable to the Partnership than those which would be paid by the Partnership to equally qualified but unaffiliated persons.

                      The Units and Distributions of Cash.

     The Units in the Partnership constitute equity interests entitling each Limited Partner to a pro rata share of cash distributions made to the Limited Partners. The Partnership generally maintains a policy of long term ownership for current cash flow and long term appreciation. The Agreement of Limited Partnership for the Partnership ("Partnership Agreement") specifies how the cash available for distribution, whether occurring from operations or sales or refinancing, is to be shared among the Limited Partners and the General Partner. The distributions payable to the Limited Partners are not fixed in amount and depend upon the operating results and net sale or refinancing proceeds available from the disposition of the Partnership's assets.

                            Environmental Compliance.

     Due to the nature of the Partnership and General Partner's business,the Partnership is not subject to any significant costs or regulatory compliance with respect to federal, state and local environmental laws and rulings, and does not anticipate any significant expenses associated with such laws or rulings in the future.


                        Item 2. Description of Property

                              Investment Policies.

     The Partnership's plan of business provides for the acquisition of various types of income producing assets from various sources for the purpose of generating revenue and cash available for distribution to the Partnership and can not be amended without a vote of the Limited Partners. The present intentions of the General Partner are to continue to acquire portfolios. The General Partner has no current intention of acquiring investments in real estate or interests in real estate. The Partnership is not subject to any restrictions or limitations on the percentage of assets which may be invested in any one type of investment.

                        Property held by the Partnership.

     The Partnership held the following investment property as of December
31st:

        Property                             1996              1995
------------------------------------------------------------------------------
Cash Held in Trust                       $2,656,338          $762,639

Net Investments in Portfolios             2,566,546         3,642,353

Receivable from Service Provider             ----             927,540


     The PAM Funds, including the Partnership, have interests in cash and equivalents totaling $9,483,880 which was distributed by WCFSC to the Trust and used for the benefit of, among other parties, the Partnership. The Partnership's portion of such amounts are included as Cash Held in Trust at December 31, 1996.

     Portfolios are carried at the lower of cost, market, or estimated net realizable value. Amounts collected on the loans acquired by the Partnership are treated as a reduction to the carrying basis of the related Portfolio. Accordingly, income is not recognized by the Partnership until recovery of 100% of the cost to the Partnership of the respective Portfolio. Estimated net realizable value represents the General Partner's estimate, based on its present plans and intentions, of the present value of future collections. As a result of the distressed nature of the loans comprising the Portfolios, there is no assurance that the unpaid principal balances of those loans will be collected. Any adjustments to the carrying value of the individual Portfolios are recorded in results of operations.

                                Executive Office.

     The General Partner's and Partnership's executive offices are located in Newport Beach, California in a facility of approximately 17,000 square feet which is shared among a number of affiliated companies. The General Partner is not a party to the lease for these offices.


                           Item 3. Legal Proceedings.

                               Legal Proceedings.

     There are no legal actions pending against the Partnership nor are any such legal actions contemplated. The General Partner and certain of its Affiliates are involved in the litigation specified below.

     The General Partner; Income Network Company, a California corporation and an Affiliate of the General Partner, and Vincent E. Galewick, an Affiliate of the General Partner, are named as defendants in a pending litigation matter entitled Margarita K. Kanne and Louis H. Knoop v. Sundance Resources; Prospect Fund, 1991-II et al. In that action the Plaintiffs allege violations of certain provisions of the California Corporations Code and the Securities Act and common law fraud. The General Partner, Income Network Company, and Mr. Galewick deny each and every such allegation in that litigation matter and are defending that litigation matter vigorously. It is the opinion of counsel for the General Partner that any resolution of that litigation matter should not
(i) affect the ability of the General Partner to function as the General Partner and manage operations of the Partnership or (ii) materially and adversely affect the General Partner or the Partnership.

     The General Partner; PCM; Income Network Company; Michael Cushing, an Affiliate of the General Partner, and Vincent E. Galewick are named as Defendants in a pending litigation matter entitled Marcel and Ruth Goldfarb and Julianna DeBruyn Kops v. Performance Development, Inc. et al. In that action the Plaintiffs allege violations of certain provisions of the California Corporations Code and the Securities Act, intentional misrepresentation, negligent misrepresentation, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, and constructive fraud. That litigation matter was filed in February 1996, and, to date, has not been served. The defendants deny each and every allegation in that litigation matter and shall defend that litigation matter vigorously in the event that such complaint is so served. It is the opinion of counsel for the General Partner that any resolution of that litigation matter should be resolved favorably for the Defendants and, therefore, the resolution of that litigation matter should not (i) affect the ability of the General Partner to function as the General Partner and manage operations of the Partnership or (ii) materially and adversely affect the General Partner or the Partnership.

     PCM, because of the nature of the debt collection business, is continuously involved in routine and customary litigation regarding collections which is incidental to the conduct of its business.

     A provision has been made in the Partnership Agreement to provide that the General Partner shall have no liability to the Partnership for any loss occurring because of any act or omission by the General Partner; provided however, that the General Partner's conduct was in the best interest of the Partnership; provided, further, however, that the General Partner's conduct did not constitute fraud, bad faith, gross misconduct or gross negligence. As a result, Limited Partners may have a more limited right of action in certain circumstances than they would in the absence of such a provision in the Partnership Agreement.

     The Partnership Agreement, also, provides to the extent permitted by law, the Partnership shall indemnify the General Partner against liability and related expenses (including attorney's fees) incurred in dealings with third parties; provided, however, the conduct of the General Partner is consistent with the standards described in the preceding paragraph. The General Partner is not indemnified against liabilities occurring pursuant to the provisions of the Securities Act. The Partnership shall not pay for any insurance insuring the liability of the General Partner or any other persons for actions or omissions for which indemnification is not permitted by the Partnership Agreement; provided, however, the General Partner may be an additional insured party on policies obtained for the benefit of the Partnership to the extent there is no additional cost to the Partnership or decrease in the insurance proceeds payable to the Partnership.

     The Partnership has not been a party, directly or indirectly, to any bankruptcy, receivership, or similar proceedings.

     The Partnership is not now a party to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business; provided, however, it is contemplated that the the PAM Funds, including the Partnership shall be reorganized, merged, consolidated, and rolled up with and into PAMCO.


          Item 4.  Submission of Matters to a Vote of Security Holders.

     In January 1996, the General Partner submitted to the Limited Partners for vote the acceptance of the Settlement Agreement. The Settlement Agreement was approved by 87.63% of the Limited Partners of the Partnership; less than 1% of the Limited Partners of the Partnership disapproved of the Settlement Agreement; and 12.35% of the limited partners of the Partnership provided no responses regarding the approval of the Settlement Agreement.


                                    PART II.

     Item 5.  Market for Units and Related Matters for Holders in Interest.

     The Units are not publicly traded nor transferable to other purchasers. Accordingly, no market information is provided.

     As of March 1, 1997, the Partnership had 596 Limited Partners holding Units of interests in the Partnership.

     The Partnership provided cash distributions of $295,925 and $399,700 to Limited Partners during the years ended December 31, 1996 and 1995, respectively. The Partnership recorded distributions of $35,775 and $41,828 to the General Partner during the years ended December 31, 1996 and 1995, respectively. Future cash distributions are dependent on the performance of the Partnership's Portfolios and the operations of the Partnership.



    Item 6.  Management's Discussion and Analysis of Financial Condition and
                             Results of Operations.

                              Results of Operations

        Comparison of the Year Ended December 31, 1996 to the Year Ended
                               December 31, 1995.


     Collections from the Partnership's Portfolios increased approximately 253% to $4,725,191 from $1,337,920 for the comparable period in 1995. This increase in collections was primarily attributable to proceeds received from the settlement and sale of the Partnership's Portfolios to WCFSC of $4,307,128 Subsequent to April, 1996, PCM provided all servicing and collections services for the Partnership and will continue to do so. The Partnership, in conjunction with PCM and other affiliated Partnerships, initiated a sales program in September 1996 pursuant to which portions of previously acquired Portfolios were sold to independent third-party purchasers. Proceeds recorded from such sales totaled $144,634 for the period ended December 31, 1996.

     Net investment income increased 331% to $884,915 from $205,518 due to the sale of Portfolios in which the Partnership previously recovered 100% of its cost. During the year ended December 31, 1996, the Partnership held 12 Portfolios in which 100% of the original cost was recovered, compared to 9 investment portfolios at December 31, 1995.

     Total operating expenses increased 25% to $392,357 for the year ended December 31, 1996, from $313,380 for the comparable period in 1995. Operating expenses expressed as a percentage of Portfolio collections for 1996 decreased 15% to 8% from 23% for the comparable period in 1995.

     Collection expenses increased approximately 853% for the year ended December 31, 1996, to $73,542 from $7,716 for the comparable period in 1995. The increase in collection expenses is due to additional skip-tracing and other debtor location efforts performed with respect to the Partnership portfolio accounts. Professional fees increased approximately 22% for the year ended December 31, 1996, to $254,453 from $208,877 from the comparable period in 1995. The Partnership incurred $225,441 in legal fees for the year ended December 31, 1996, most of which were related to the dispute and settlement by the Partnership and its Affiliates with WCFSC. See Item 1. Description of Business Settlement with West Capital Financial Services Corp.

     The Partnership has recorded no provision for Portfolio losses, based on the General Partner's assessment of the future performance of Portfolios, as of December 31, 1996.

                              Financial Condition.

     The Partnership's total assets increased 7% to $6,120,078 as of December 31, 1996, from $5,710,565 at December 31, 1995. The Partnership, the General Partner and their Affiliates settled and recovered amounts owed from WCFSC totaling $927,540 and additionally, received proceeds from the sale of Portfolios of $4,307,128 from WCFSC. The proceeds were used primarily to purchase new, additional Portfolios from third-party financial institutions. The following table is a summary of the activity of investments in portfolio assets for year ended December 31, 1996:


Carrying Value of Portfolios, January 1, 1996             $3,642,353

Carrying Value of Portfolio Accounts Sold                 (3,571,475)

Collections of Portfolio Basis (Carrying Value)             (268,801)

Cost of Investment Portfolios Acquired                     2,764,469
                                                           ---------
Carrying Value of Portfolios, December 31, 1996           $2,566,546
                                                           =========

                           Liquidity and Resources.

     The Partnership relies on proceeds from Portfolio collections and sales to fund additional acquisitions of Portfolios and Partnership working capital requirements. Portfolio collections are principally dependent on the resources and performance of PCM. The Partnership began a Portfolio sales program in September of 1996. Sales of Portfolio accounts from this program totaled $144,634 in 1996, and the General Partner anticipates that proceeds from portfolio sales will increase in 1997.

     At December 31, 1996, the Partnership had cash and equivalents available for operations of $775,755 compared to $210,140 at December 31, 1995. The General Partner anticipates that cash and equivalent balances at December 31, 1996 will be sufficient to finance current and forecasted operations.

       Impact of Additional Partnership Acquisitions on Operations.

The General Partner anticipates that additional Portfolio acquisitions and continued expansion will improve the Partnership's liquidity, profitability and financial condition, as a result of increased Portfolio collections and sales. The General Partner anticipates that in order to supplement such growth, PCM must continue to increase the amount of collection representatives and human resources. The General Partner anticipates that existing management will be able to supervise the additional, Portfolio growth of the Partnership, as well as facilitate any increase of the Partnership's Portfolio sales activities.

                          Item 7.  Financial Statements



        Index to the Financial Statements for the Partnership:



                                                           Page

        Report of Independent Auditors                      13

        Balance Sheets                                      14

        Statements of Operations                            15

        Statements of Partners' Capital (Deficit)           16

        Statements of Cash Flows                            17

        Notes to Financial Statements                       18














     Financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




To the Partners of
Performance Asset Management Fund III, Ltd.,
A California Limited Partnership



We have audited the accompanying balance sheets of Performance Asset Management Fund III, Ltd., A California Limited Partnership ("Partnership") as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Performance Asset Management Fund III, Ltd., A California Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/S/ Kelly & Company
Kelly & Company
Newport Beach, California
February 21, 1997

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                                BALANCE SHEETS
                          December 31, 1996 and 1995
                          --------------------------

                                    ASSETS

                                                     1996            1995
                                                -----------     -----------
Cash and equivalents                               $775,755        $210,140
Cash held in trust                                2,656,338         762,639
Investments in distressed loan portfolios,net     2,566,546       3,642,353
Due from affiliates                                  56,039            -
Receivable from West Capital                           -            927,540
Other assets                                         64,477         165,815
Organization costs, net                                 923           2,078
                                                -----------     -----------
   Total assets                                  $6,120,078      $5,710,565
                                                ===========     ===========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts  payable                                      $715          $2,523
Due to affiliates, net                              492,800         432,942
                                                -----------     -----------
   Total liabilities                                493,515         435,465
                                                -----------     -----------

Commitments and contingencies

Partners' capital                                 5,626,563       5,275,100
                                                -----------     -----------
   Total liabilities and partners' capital       $6,120,078      $5,710,565
                                                ===========     ===========













   The accompanying notes are an integral part of the financial statements.

                                      14

                 PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
                For the Years Ended December 31, 1996 and 1995
                           ------------------------

                                                     1996            1995
                                                -----------     -----------
Portfolio collections                            $4,725,191      $1,337,920
Less: portfolio basis recovery                    3,840,276       1,132,402
                                                -----------     -----------
          Net investment income                     884,915         205,518

Cost of operations:
     Collection expense                              73,542           7,716
     Management fee expense                          51,425          92,447
     Professional fees                              254,453         208,877
     Amortization                                     1,155           1,157
     General and administrative expenses             11,782           3,183
                                                -----------     -----------
          Total operating expenses                  392,357         313,380
                                                -----------     -----------
Income (loss) from operations                       492,558        (107,862)

Other income:
     Interest                                       190,605          14,283
     Other                                             -              1,735
                                                -----------     -----------
Net income (loss)                                  $683,163        ($91,844)
                                                ===========     ===========















    The accompanying notes are an integral part of the financial statements.

                                      15



                 PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                For the Years Ended December 31, 1996 and 1995
                  -----------------------------------------




                                       General       Limited
                                       Partner       Partners        Total
                                      ----------   -----------   -----------
Balance, December 31, 1994            ($271,487)    $6,089,959    $5,818,472
   Redemption of partnership units         -           (10,000)      (10,000)
   Distributions                        (41,828)      (399,700)     (441,528)
   Net loss                              (9,184)       (82,660)      (91,844)
                                      ----------   -----------   -----------
Balance, December 31, 1995             (322,499)     5,597,599     5,275,100
   Distributions                        (35,775)      (295,925)     (331,700)
   Net loss                              68,315        614,848       683,163
                                      ----------   -----------   -----------
Balance, December 31, 1996            ($289,959)    $5,916,522    $5,626,563
                                      ==========   ===========   ===========




















   The accompanying notes are an integral part of the financial statements.


                 PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 1996 and 1995
                           ------------------------


                                                     1996            1995
                                                -----------     -----------
Cash flows from operating activities:
   Net income (loss)                               $683,163        ($91,844)
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
        Amortization                                  1,155           1,157
   Decrease (increase) in assets:
        Other assets                                101,338         (64,236)
        Due from affiliates                         (56,039)           -
   Increase (decrease) in liabilities:
        Accounts payable                             (1,808)           (842)
        Due to affiliates                            59,858          62,333
                                                -----------     -----------
        Net cash provided by (used in)
           operating activities                     787,667         (93,432)

Cash flows provided by (used in) investing
 activities:
   Recovery of portfolio basis                    3,840,276         926,885
   Receivable from West Capital                     927,540            -
   Cash held in trust                            (1,893,699)       (762,639)
   Purchase of investments in distressed
    loan portfolios                              (2,764,469)       (160,605)
                                                -----------     -----------
        Net cash provided by
           investing activities                     109,648           3,641

Cash flows provided by (used in) financing
 activities:
   Redemption of partnership units                     -            (10,000)
   Distributions to partners                       (331,700)       (441,528)
                                                -----------     -----------
        Net cash (used in)
           financing activities                    (331,700)       (451,528)
                                                -----------     -----------
Net (decrease) increase in cash                     565,615        (541,319)
Cash at beginning of period                         210,140         751,459
                                                -----------     -----------
Cash at end of period                              $775,755        $210,140
                                                ===========     ===========

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
     Franchise taxes                                   $800            $800

   The accompanying notes are an integral part of the financial statements.

                                      17

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements
                          -----------------------------

1. Organization and Summary of Significant Accounting Policies


Organization and Description of Business
----------------------------------------

     Performance Asset Management Fund III, Ltd., A California Limited Partnership ("the Partnership") was formed in September 1992, for the purpose of acquiring distressed loan portfolios from financial institutions and other sources. Interests in the Partnership were sold in a private placement offering pursuant to Regulation D promulgated by the Securities and Exchange Commission on a "best efforts" basis; however, the Partnership did not begin its primary operations until October 1992. The General Partner is Performance Development, Inc., a California corporation ("PDI").

     Profits, losses, and cash distributions are allocated 90% to the limited partners and 10% to the General Partner until such time as the limited partners have been returned 100% of their initial capital contributions to the Partnership. Thereafter, Partnership profits, losses and cash distributions are allocated 70% to the limited partners and 30% to the General Partner.

Cash and Equivalents
--------------------

     The Partnership defines cash equivalents as all highly liquid investments with a maturity of three months or less when purchased. The
Partnership maintains its cash balances at one bank in accounts which, at times, may exceed federally insured limits. The Partnership uses a cash management system whereby idle cash balances are swept daily into a master account and invested in high quality, short-term securities.
The Partnership's management believes that these cash balances are not subject to any significant credit risk due to the nature of the investments and has not experienced any past losses with cash and equivalent investments.

Cash Held in Trust
------------------

     The General Partner anticipates that the Partnership and the PAM Funds (Note 3) may, in the future, be reorganized and merged with and into one corporation. In an effort to accomplish that reorganization and merger on terms and conditions consistent with the intent of the General Partner, on December 12, 1995, the General Partner, on behalf of the Partnership and the PAM Funds, and the State of California Department of Corporations entered into an agreement pursuant to the provisions of which the Performance Asset Management Fund Trust ("Trust") was created. These funds are subject to the terms of the Trust Agreement.
The Trust was the recipient of a portion of the funds resulting from the settlement of certain litigation between the Partnership and its affiliates and West Capital Financial Services Corp. ("WCFSC") and its affiliates.

Investment in Distressed Loan Portfolios and Revenue Recognition
----------------------------------------------------------------

     Investments in distressed loan portfolios are carried at the lower of cost, market, or estimated net realizable value. Amounts collected on such loans are treated as a reduction to the carrying basis of the related investment on an individual portfolio basis. Accordingly, income is not recognized until 100% recovery of original cost of the investment in each portfolio occurs. Estimated net realizable value represents management's estimates, based on its present plans and intentions, of the present value of future collections. Due to the distressed nature of these investments, no interest is earned on outstanding balances, and there is no assurance that the unpaid principal balances will ultimately be collected. Any adjustments to the carrying value of the individual portfolios are recorded in the results of operations.

Organization Costs, Net
-----------------------

     Organization costs include legal and other professional fees incurred related to the initial organization of the Partnership. These costs are capitalized and amortized using the straight-line method over five years. Accumulated amortization at December 31, 1996 and 1995 totaled $4,863 and $3,708, respectively.

Income Taxes
------------

     The Partnership does not provide for federal income or state franchise taxes except for the minimum annual state franchise tax of $800. All partners are taxed individually on their share of the Partnership's earnings and losses.

Estimates
---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from the estimates.

Financial Statement Classification
----------------------------------

     Certain amounts within the 1995 financial statements have been reclassified in order to conform with the 1996 financial statement presentation.


2. Investments in Distressed Loan Portfolios

     Investments in distressed loan portfolios consist primarily of charged-off credit card accounts and consumer loan balances such as auto loans and personal lines of credit, originated by independent third-party financial institutions located throughout the United States. In addition, the Partnership also acquired portfolios of defaulted consumer debts which were rewritten under terms different from the original obligation. The fair value of these investments was determined by discounting the estimated future cash collections on such investments during the estimated remaining portfolio holding period using a discount rate commensurate with the risks involved.

At December 31, 1996 and 1995, investments in distressed loan portfolios consisted of the following:

                                                           1996
                                                  Carrying      Fair
                                                    Amount      Value
                                                ----------   ----------
     Credit card accounts                       $2,566,546   $4,254,288
     Consumer loans                                   -           1,236
                                                ----------   ----------
                                                $2,566,546   $4,255,524
                                                ==========   ==========

                                                           1995
                                                  Carrying      Fair
                                                    Amount      Value
                                                ----------   ----------
     Credit card accounts                       $1,168,650   $1,223,117
     Performing rewritten accounts               1,952,735    1,952,735
     Consumer loans                                520,968      526,993
                                                ----------   ----------
                                                $3,642,353   $3,702,845
                                                ==========   ==========

     The Partnership continuously evaluates the collectibility of distressed loan balances, and adjusts the carrying value of the investments based on such evaluations. The Partnership has not recorded a reserve for possible losses in distressed loan portfolios as of December 31, 1996 and 1995.


3. Related Party Transactions

     The Partnership has entered into several fee and cost reimbursement arrangements with affiliated corporations and limited partnerships controlled by the General Partner and its sole shareholder, most of which are provided for and documented by the limited partnership agreement and the offering prospectus. The affiliated corporations are owned by one individual. The affiliated corporations and other entities are identified below:

     Affiliated Corporations:

        Performance Development, Inc. ("PDI")
        Income Network Company ("INC")
        Performance Capital Management ("PCM")

     Other Affiliated Entities:

        Performance Asset Management Fund, Ltd., and
        Performance Asset Management Funds II, IV, and V Ltd. ("PAM Funds")

     PDI was formed in June 1990 to engage in various aspects of the investment banking industry. PDI is also the General Partner for the PAM Funds and various other California limited partnerships. PDI, in accordance with the limited partnership agreement and offering prospectus, is reimbursed for certain legal, accounting, and other costs relating to the limited partnership. In addition, the Partnership pays PDI an annual management fee of 2.5% of the net asset value of the Partnership portfolio assets during the operating phase of the Partnership in accordance with the provisions of the limited partnership agreement. As the General Partner in the Partnership, PDI is also entitled to a portion of periodic distributions to partners, in accordance with the provisions of limited partnership agreement.

     PDI's management fees incurred and recorded by the Partnership totaled $51,425 and $92,447 for the years ended December 31, 1996 and 1995, respectively. The Partnership also accrued distributions payable to PDI of $35,775 and $41,828 for the years ended December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, the Partnership had amounts owed to PDI recorded as amounts due to affiliates of $492,364 and $420,681, respectively.

     INC was formed in February 1988 and subsequently became a registered broker-dealer and member of the National Association of Security Dealers, Inc. and the Securities Investor Protection Corporation. INC's sole shareholder is also the sole shareholder of the General Partner, PDI. INC, in accordance with the limited partnership agreement and offering prospectus in prior years, was paid commissions equal to 10% of gross proceeds. As of December 31, 1995, the Partnership had amounts owed to INC of $2,850 for payments made on behalf of the Partnership.

     PCM was formed in February 1993, and since its formation has performed services for the Partnership and the PAM Funds relative to locating, evaluating, negotiating, acquiring, servicing, and collecting investments in distressed loan portfolios. PCM acquires distressed loan portfolios from third-parties and sells the portfolios to the Partnership for amounts determined by the General Partner to be reasonable, customary, and competitive in light of the size, type and character of the acquired portfolios and consistent with the limited partnership agreement. The Partnership also enters into agreements for PCM to collect and service the acquired portfolios. The agreements generally provide that all proceeds generated from the collection of portfolio assets will be shared by the parties in proportion to their respective percentage interests, generally, 55% to 60% for the Partnership and 45% to 40% for PCM. The Partnership also reimburses PCM for certain costs incurred in the collection of portfolio assets.

For the years ended December 31, 1996 and 1995, the Partnership purchased three portfolios and one portfolio, respectively, from PCM, and recorded acquisition fees for these portfolios of $686,459 and $42,513, respectively. These acquisition fees have been included in the carrying value of the related investments. Also, for the years ended December 31, 1996 and 1995, the Partnership incurred collection costs of $73,542 and $4,578, respectively.

     The Partnership had amounts due from PCM of $56,039 recorded as due from affiliates at December 31, 1996, and amounts owed to PCM of $9,411 recorded as due to affiliates at December 31, 1995.

4. Settlement With West Capital Financial Services Corp.

     On April 8, 1994, the General Partner, on behalf of the Partnership and the PAM Funds, entered into a Stock Acquisition Agreement ("Stock Agreement") with WCFSC, for the purpose of acquiring for the Partnership and its affiliates, 1,000 shares of no par common stock of WCFSC, which 1,000 shares would represent 50% of the then issued and outstanding no par common shares of WCFSC. The Stock Agreement provided that the Partnership and the PAM Funds have credits for approximately $1,881,950 due to the Partnership and certain PAM Funds from WCFSC, plus cash in the amount of $1,970,000 payable during a five month period subsequent to the date of the stock purchase transaction.

     Certain differences of opinion developed between the General Partner and WCFSC regarding the terms and conditions of the Stock Agreement. As a result, the General Partner, for the benefit of the Partnership and its affiliates, including the PAM Funds, commenced litigation against WCFSC and certain of its affiliates ("WCFSC Dispute").

     On February 8, 1996, the parties to the WCFSC Dispute entered into a Settlement Agreement and Mutual General Release ("Settlement Agreement") for the purpose of settling and resolving any and all disputes existing between the various parties to the WCFSC Dispute. The Settlement Agreement resulted in the dismissal of the WCFSC Dispute; release by all parties of the claims against other respective parties, including those claims relating to the Stock Agreement; and assignment and transfer by the Partnership and its affiliates to WCFSC of certain distressed loan portfolios.

     The Settlement Agreement required that WCFSC pay to the Partnership and its affiliates $16,194,850 in exchange for the general release by the Partnership and its affiliates of WCFSC from the claims asserted in the WCFSC Dispute. The Settlement Agreement also required the sale to WCFSC by the Partnership and its affiliates of certain interests of the Partnership and its affiliates in certain distressed loan portfolios, and the transfer by the Partnership and its affiliates to WCFSC of various other assets and rights. In addition, the Settlement Agreement also required the establishment of a defense fund of $250,000 which is available to pay legal costs and fees incurred by WCFSC to defend any and all actions which may be brought by limited partners in the Partnership and the PAM Funds. To date no such actions have been brought.

    The proceeds from the Settlement Agreement were allocated to the Partnership and its affiliates, including the PAM Funds, by PDI in accordance with the respective interests of the Partnership and those affiliates. Accordingly, the Partnership was allocated $5,727,315 of the total settlement proceeds.

     The Settlement Agreement was approved by 87.63% of the limited partners of the Partnership; only 0.02% of all limited partners of the Partnership disapproved of the Settlement Agreement; and 12.35% of the limited partners of the Partnership provided no responses regarding the approval of the Settlement Agreement.

     Additionally, 91.12% of all the limited partners in the Partnership and the PAM Funds in the aggregate executed general releases in favor of WCFSC.

5. Partners' Capital

     In 1995 the limited partners voted to suspend partner distributions in order to utilize cash to enhance the Partnership's operations. Cash distributions were subsequently reinstated in 1996.

6. Commitments and Contingencies

     The General Partner has been named as a defendant in a suit that was filed in early 1996 but to date has not been served. It is the opinion of the General Partner that the suit is without merit. The General Partner denies any wrongdoing in connection with this matter and will vigorously defend this claim if the plaintiffs pursue this action. The partnership agreement requires that the Partnership indemnify the General Partner in certain instances, and it is unclear at this time if the results of this action would result in any cost to the Partnership.


7. Financial Instruments

     The Partnership estimates and discloses the fair values of financial instruments under the provisions of Statement of Financial Accounting Standard No. 107, Disclosures About Fair Values of Financial Instruments. In assessing the fair value of financial instruments, the Partnership uses a number of methodologies and assumptions, which are based on the underlying quality of the distressed loan portfolio, the cost of comparable capital, the estimates of market conditions, and risks existing at the balance sheet date. Considerable judgment is required and used by management to evaluate and interpret market data to develop the fair value estimations. Accordingly, management's estimates are not necessarily indicative of the amounts that the Partnership will ultimately realize. The use of different market assumptions and methodologies may have a material effect on the estimated fair value amounts.

     Estimated cash collections include management's best present estimates of the amounts ultimately expected to be realized upon the collection efforts and disposition of existing investments in distressed loan portfolios. While the estimates are primarily based on past and current collection results, future cash collections are dependent upon a number of uncontrollable market and economic factors. The amounts the Partnership will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the

    Item 8.  Changes in and Disagreements with Accountants on Accounting and
                              Financial Disclosure.

None.


                                    PART III.

      Item 9. Directors, Executive Officers, Promoters and Control Persons

The directors and principal executive officers of the General
Partner are as specified on the following table:


        Name                    Age                Position
------------------------------------------------------------------------------

Vincent E. Galewick             38            President, Secretary, and Sole
                                              Director

Michael Cushing                 38            Chief Financial Officer


     Vincent E. Galewick is the President, Secretary, sole director and sole shareholder of the General Partner and its corporate Affiliates. Mr. Galewick has been the sole director of the General Partner since the formation of the Partnership. Mr. Galewick has acted in this capacity for the General Partner since the formation of the General Partner in 1990.

     As the President and original shareholder of the General Partner, Mr. Galewick has been instrumental in the selection, negotiation, and acquisition of 125 Portfolios with original obligations of approximately $2 billion dollars. Those Portfolios are collectively owned and managed by the Partnership and the other PAM Funds.

     In January, 1989, Mr. Galewick became affiliated with Income Network Company, working as a Registered Principal. Income Network Company is a member Broker/Dealer of the National Association of Securities Dealers, Inc. ("NASD") and has been such a member since March 14, 1988. In March of 1992, Mr. Galewick purchased all of the common stock of Income Network Company. Income Network Company is an Affiliate of the General Partner and specializes
in direct participation programs.   In addition, Mr. Galewick is, currently
the President, Secretary, sole director and sole shareholder of PCM. Mr. Galewick continues as a Registered Principal of Income Network Company and holds Series 6, 22, 24, 39, and 63 securities licenses.

     Michael Cushing is the Chief Financial Officer of the General Partner. Mr. Cushing graduated from the University of California at Santa Barbara with a Bachelor of Arts in Business Economics. Mr. Cushing became licensed as a Certified Public Accountant in the State of California while employed by the accounting firm of Coopers and Lybrand.

     Mr. Cushing has served in various capacities with the General Partner and its Affiliates, including acquisition consultant, director of operations and Chief Financial Officer for the General Partner and certain of its Affiliates since March 1992.

     From January of 1989 to November of 1991, Mr. Cushing served as Vice President of Real Estate and corporate Secretary for the general partner of Bay Plaza Partnership, a master developer of a planned 1.4 million square foot, $240 million downtown redevelopment project for the city of St. Petersburg, Florida.


                        Item 10.  Executive Compensation.

     Specified below, in tabular form, is the aggregate annual remuneration of each of the 3 highest paid persons who are officers or directors as a group during the Partnership's most recent fiscal year.


Name of individual or          Capacities in which
or Identity of Group           Remuneration was Received        Remuneration
------------------------------------------------------------------------------

         None**                          None                        None

   **The officers and directors of the General Partner receive no direct compensation from the Partnership. The officers and directors of the General Partner are part of the human resources provided to the General Partner by Spectrum. As a result, the officers and directors of the General Partner receive their remuneration from Spectrum.

   Item 11.   Security Ownership of Certain Beneficial Owners and Management.

     No person or group are beneficial owners of 5% or more of the total
Units.

                        Security Ownership of Management.

     The directors and principal executive officers of the General Partner do not hold any Units. Vincent E. Galewick is the President, Secretary, sole director and sole shareholder of the General Partner. As specified above, Mr. Galewick, also, is the President, Secretary, Chief Financial Officer, sole director, and sole shareholder of Income Network Company, an Affiliate of the General Partner and which served as the Placement Manager for the offer and sale of the Partnerships' Units. Mr. Galewick, also, is the President, Secretary, sole director and sole shareholder of PCM, which, as specified above, is an Affiliate of the General Partner and provides certain due diligence, portfolio servicing and acquisition services for the Partnership. Mr. Galewick, also, is the President, Secretary, sole director, and sole shareholder of Vision, which, as specified above, is an affiliate of the General Partner and which provides human resources to the General Partner.

                              Changes in Control.

     The General Partner is not aware of any arrangements which may result in

"changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B, other than a proposal, currently under consideration by the General Partner, to enter into agreements with the PAM Funds, including the Partnership, pursuant to which the PAM Funds would merge with and into PAMCO. The result of the proposed merger would be that a series of interrelated changes to the current organizational form of the PAMCO would be implemented, including (a) merging the Partnership and those with and into PAMCO, as a result of which PAMCO would be the sole surviving entity; (b) terminating the Partnerships and (c) converting the Limited Partners' interests in the Partnership into common shares issued by PAMCO.

     This proposal has not been approved by the General Partner and may not be so approved by the Limited Partners of the PAM Funds, including the Partnership.


           Item  12.  Certain Relationships and Related Transactions.

              Compensation to the General Partner and Affiliates.

     Other than as specified herein, no compensation is paid to the General Partner, although the General Partner is reimbursed for certain expenses which the General Partner or the Affiliates of the General Partner have advanced on behalf of the Partnership. These compensation arrangements have been established by the General Partner and are not the result of arm's length negotiations.

                       Management Fee to General Partner.

     The General Partner receives an annual and ongoing fee for the management of the affairs of the Partnership equal to 2-1/2% of the net asset value of the Partnership's assets. The net asset value of the Partnership's assets is defined as the total of the (i) lower of the (a) market value, as determined by the General Partner on an annual basis, or (b) cost to the Partnership of non-performing assets and (ii) principal balances of performing assets. The management fee is earned by the General Partner on an annual basis and is paid to the General Partner pro rata on a monthly basis. During the years ended December 31, 1996 and 1995, the Partnership was charged by the General Partner $51,425 and $92,447, respectively.

                           Reimbursement of Expenses.

     The General Partner has been reimbursed for reasonable and necessary expenses paid or incurred by the General Partner regarding the operation of the Partnership, including any legal and accounting fees and costs and fees of consultants, collection agencies, and other related services.

                General Partner's Interest in Partnership Items.

     The General Partner has and shall continue to have a present and continuing 10% interest in all Partnership allocations of net income and loss, taxable income and loss, credits, deductions, and distributions until the Limited Partners have received cash distributions from the Partnership in an amount equal to 100% of their contributions to the capital of the Partnership ("Capital Contributions"). Then the General Partner shall receive 30% of all allocations. If the Limited Partners have received cash distributions from the Partnership in an amount equal to 100% of their Capital Contributions by the time the Partnership is liquidated, the General Partner shall receive 30% of any distributions upon liquidation. Otherwise, the General Partner shall receive 10% of such distributions until the Limited Partners have received cash equal to 100% of their Capital Contributions. During the years ended December 31, 1996 and 1995, the Partnership recorded distributions to the General Partner of $35,775 and $41,828 respectively.


                Compensation to Performance Capital Management.

     PCM was formed in February, 1993 to perform services related to locating, evaluating, negotiating, acquiring, servicing, and collecting Portfolios.
PCM acquires Portfolios from third-party financial institutions and sells the Portfolios to the Partnership and the other PAM Funds at cost plus an acquisition fee of approximately 20% to 37% as provided in the related purchase agreements. The Partnership also enters into joint venture agreements with PCM to collect and service the Portfolios. The joint venture agreements generally provide that all proceeds generated from the collection of the Portfolios shall be shared by the venturers in proportion to their respective percentage interests, generally, 55% for the Partnership and 45% for PCM. The Partnership also reimburses PCM for certain costs associated with the collection of the Portfolios.

     For the years ended December 31, 1996 and 1995, the Partnership purchased 3 portfolios and 1 portfolio from PCM, respectively, and recorded acquisition fees for these portfolios of $686,459 and $42,513, respectively. Also, for the years ended December 31, 1996 and 1995, the Partnership recorded collection costs payable to PCM of $73,542 and $4,578 respectively.

Item 13. Exhibits

Exhibit Number                          Exhibit

 1                       Certificate of Limited Partnership Form LP-1 *
                                  (Charter Document)

 2                       Agreement of Limited Partnership  **
                        (Instrument defining the rights of Security Holders)


* Reference is made to the registrant's Form 10-SB dated in August 1996, in which that Certificate of Limited Partnership was included as an exhibit. The registrant, by this reference, makes that Certificate of Limited Partnership a part of this Form 10-KSB filing.

** Reference is made to the registrant's Form 10-SB, dated in August 1996, in which that Limited Partnership Agreement was included. The registrant, by this reference, makes that Limited Partnership Agreement a part of this Form 10-KSB filing.



 SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated: March 31, 1997 Performance Asset Management Fund III, Ltd., A California Limited Partnership

By:   /S/ Vincent E. Galewick
      Vincent E. Galewick
      President of the General Partner,
      Performance Development, Inc.


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 1997 Performance Asset Management Fund III, Ltd., A California Limited Partnership

By:   /S/ Vincent E. Galewick
      Vincent E. Galewick
      President of the General Partner,
      Performance Development, Inc.