Form 10QSB
period 1997-03-31
PERFORMANCE ASSET MANAGEMENT FUND III LTD
filed 1997-05-15
CIK 1022241

Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended   March 31, 1997

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from [     ]  to  [       ]


                       Commission file number  0-28764

                   (Exact name of small business issuer as
                          specified in its charter)

 Performance Asset Management Fund III, Ltd., a California Limited Partnership



              California                              33-0526128
     (State or other jurisdiction                   (IRS Employer
   of incorporation or organization)               Identification No.)


                   (Address of principal executive offices)
          4100 Newport Place, Suite 400, Newport Beach, California

                         (Issuer's telephone number)
                                (714) 261-2400

(Former name, former address and former fiscal year, if changed since last report) N/A


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]     No [ ]


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court.  Yes [ ]   No [ ].

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   [ N/A ]

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                 PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                             INDEX TO FORM 10-QSB




                                   PART I


     Item 1. Financial Statements

     Item 2. Management's Discussion and Analysis or Plan of Operation



                                   PART II


     Item 1. Legal Proceedings

     Item 2. Exhibits and Reports on Form 8-K


     Signatures

                 PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                                   PART I



ITEM 1. FINANCIAL STATEMENTS


Index to the Financial Statements for the Partnership:


   Balance Sheets, March 31, 1997 and December 31, 1996               4

   Statements of Operations, For the Three Months Ended March 31,
     1997 and March 31, 1996                                          5

   Statements of Partnership Capital, For the Three Months Ended
     March 31, 1997 and Year Ended December 31, 1996                  6

   Statements of Cash Flows, For the Three Months Ended March 31,
     1997 and March 31, 1996                                          7

   Notes to Financial Statements                                      8



                 PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                               ________________

                                    ASSETS
                                                    1997
                                                (Unaudited)        1996
                                                  --------      --------
Cash and equivalents                              $860,990      $775,755

Cash held in trust                               2,304,098     2,656,338

Investments in distressed loan portfolios, net   2,351,178     2,566,546

Due from affiliate                                 209,298        56,039

Other assets                                        64,477        64,477

Organization costs, net                                579           923
                                                  --------      --------
     Total assets                               $5,790,620    $6,120,078
                                                 =========     =========


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts  payable                                   $3,450          $715

Due to affiliates, net                             536,180       492,800
                                                  --------      --------
     Total liabilities                             539,630       493,515
                                                  --------      --------

Commitments and contingencies


Partners' capital                                5,250,990     5,626,563
                                                  --------      --------
     Total liabilities and partners' capital    $5,790,620    $6,120,078
                                                 =========     =========





   The accompanying notes are an integral part of the financial statements.


                                      4

                 PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                     STATEMENTS OF OPERATIONS (Unaudited)
              For the Three Months Ended March 31, 1997 and 1996
                               ________________



                                                    1997           1996
                                                  --------      --------

Portfolio collections                             $215,368      $113,237

Less: portfolio basis recovery                     215,368       100,972

                                                  --------      --------
     Net investment income                            -           12,265
                                                  --------      --------

Cost of operations:

     Collection expense                                210        18,300

     Management fee expense                         15,275        23,905

     Professional fees                              34,405        28,522

     Amortization                                      344           289

     General and administrative expense                940           256
                                                  --------      --------
     Total operating expenses                       51,174        71,272
                                                  --------      --------

Income (loss) from operations                      (51,174)      (59,007)

Other income:

     Interest                                        9,717         3,134

     Other income                                       84          -
                                                  --------      --------

     Net income (loss)                            ($41,373)     ($55,873)
                                                  ========      ========


   The accompanying notes are an integral part of the financial statements.






                 PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP


                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
   For the Three Months Ended March 31, 1997 and Year Ended December 31,1996
                                  (Unaudited)
                               ________________



                                     General      Limited
                                     Partner      Partners       Total
                                   ----------   ----------    ----------

Balance, December 31, 1995         ($322,499)   $5,597,599    $5,275,100

     Distributions                   (35,775)     (295,925)     (331,700)

     Net income                       68,315       614,848       683,163
                                   ----------   ----------    ----------

Balance, December 31, 1996          (289,959)    5,916,522     5,626,563

     Distributions                   (33,300)     (300,900)     (334,200)

     Net income                       (4,137)      (37,236)      (41,373)
                                   ----------   ----------    ----------

Balance, March 31, 1997            ($327,396)   $5,578,386    $5,250,990
                                   ==========   ==========    ==========















   The accompanying notes are an integral part of the financial statements.




                 PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1997 and 1996
                                 (Unaudited)
                               ________________


                                                    1997           1996
                                                  --------      --------
Cash flows from operating activities:

     Net income (loss)                            ($41,373)     ($55,873)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

     Amortization                                      344           289

     Decrease (increase) in assets:
        Other assets                                  -          110,219
        Due from affiliates                       (153,259)         -

     Increase (decrease) in liabilities:
        Accounts payable                             2,735         9,588
        Due to affiliates                           43,380        59,281
                                                  --------      --------

     Net cash provided by (used in)
       operating activities                       (148,173)      123,504
                                                  --------      --------
Cash flows provided by (used in) investing
   activities:

     Recovery of portfolio basis                   215,368       100,972
     Cash held in trust                            352,240        12,639
     Purchase of investments in distressed
       loan portfolios                                -             -
                                                  --------      --------
     Net cash provided by investing activities     567,608       113,611
                                                  --------      --------

Cash flows provided by (used in) financing
   activities:
     Redemption of limited partnership units          -             -
     Distributions to partners                    (334,200)         -
                                                  --------      --------
     Net cash used in financing activities        (334,200)         -
                                                  --------      --------
Net (decrease) increase in cash                     85,235       237,115

Cash at beginning of period                        775,755       210,140
                                                  --------      --------
Cash at end of period                             $860,990      $447,255
                                                  ========      ========


   The accompanying notes are an integral part of the financial statements.

                                      7

                 PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                        Notes to Financial Statements


1. Organization and Description of Business
   ----------------------------------------

Performance Asset Management Fund III, Ltd., a California limited partnership was formed in September 1992, for the purpose of acquiring distressed loan portfolios from financial institutions and other sources. Interests in the Partnership were sold in a private placement offering pursuant to Regulation D promulgated by the Securities and Exchange Commission on a "best efforts" basis; however, the Partnership did not begin its primary operations until October 1992. The General Partner is Performance Development, Inc., a California corporation ("PDI").

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

Cash Held in Trust
------------------

The General Partner anticipates that the Partnership and the PAM Funds may, in the future, be reorganized and merged with and into one corporation. In an effort to accomplish that reorganization and merger on terms and conditions consistent with the intent of the General Partner, on December 12, 1995, the General Partner, on behalf of the Partnership and the PAM Funds, and the State of California Department of Corporations entered into an agreement pursuant to the provisions of which the Performance Asset Management Fund Trust ("Trust") was created. These funds are subject to the terms of the Trust Agreement. The Trust was the recipient of a portion of the funds resulting from a settlement of certain litigation between the Partnership and its affiliates and West Capital Financial Services Corp. ("WCFSC") and its affiliates.

Investments in Distressed Loan Portfolios and Revenue Recognition
-----------------------------------------------------------------

Investments in distressed loan portfolios are carried at the lower of cost, market, or estimated net realizable value. Amounts collected are treated as a reduction to the carrying basis of the related investment on an individual portfolio basis. Accordingly, income is not recognized until 100% recovery of the original cost of the investment in each portfolio occurs. Estimated net realizable value represents management's estimates, based on its present plans and intentions, of the present value of future collections. Due to the distressed nature of these investments, no interest is earned on outstanding balances, and there is no assurance that the unpaid principal balances will ultimately be collected. Any adjustments to the carrying value of the individual portfolios are recorded in the results of operations.

Organization Costs, Net
-----------------------

Organization costs include legal and other professional fees incurred related to the initial organization of the Partnership. These costs are capitalized and amortized using the straight-line method over five years. Accumulated amortization at March 31, 1997 and December 31, 1996 totaled $5,207 and $4,863, respectively.

Income Taxes
------------

No provision for income taxes has been made in the financial statements, except for the Partnership's minimum state franchise tax liability of $800. All partners are taxed individually on their share of the Partnership's earnings and losses.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from the estimate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations.
----------------------

Collections for the three months ended March 31, 1997 from the Partnership's portfolios increased approximately 90% to $215,368 from $113,237 for the comparable period in 1996. This increase was due primarily to additional active portfolios being serviced by the Partnership's affiliate servicer, Performance Capital Management (PCM). In early 1996 the Partnership had a number of portfolios serviced by a third party servicer. In March 1996 the Partnership terminated all servicing relations with the third party servicer and entered into a settlement agreement to sell any remaining portfolio assets held by the servicer to the servicer.

The Partnership acquired three portfolios in the last quarter of 1996 from a single third party financial institution specializing in credit card origination. During the first quarter of 1997 collections from these portfolios comprised approximately 96% of all portfolio collections in the period. Due to the recent acquisition of these portfolios, the Partnership did not record any net investment revenue for the quarter ended March 31, 1997, compared to net investment revenue of $12,265 recorded for the comparable period in 1996. During the first quarter of 1997 the Partnership did not have any portfolios in which 100% of cost had been recovered, as compared to six portfolios at 100% cost recovery during the comparable period in 1996. Accordingly, none of the portfolio collections in the three months ended
March 31, 1997 resulted in revenue recognition for the Partnership, compared to 10.83% for the comparable three months ended March 31, 1996.

The Partnership recorded proceeds from portfolio sales of $15,046 for the three months ended March 31, 1997. No such proceeds were received for the comparable period ended March 31, 1996. The Partnership's management believes that proceeds from both collection procedures and portfolio account sales will increase in subsequent periods and estimates that proceeds from portfolio sales accounts should exceed those amounts recorded in the fiscal year ended 1996.

Total operating expenses decreased 28% to $51,174 for the three months ended March 31, 1997, from $71,272 for the comparable period in 1996. Operating expenses as a percentage of portfolio collections totaled approximately 24% as compared to 63% for the comparable period in 1996. The decrease is due primarily to a reduction in collection expenses attributed to streamlined collection procedures implemented in 1996, as well as a reduction in management fees attributed to the sale and liquidation of less productive portfolio assets.

The Partnership Management anticipates stronger collection activity in subsequent quarters based on current Partnership growth and past historic operational trends. In addition, the Partnership's affiliate servicer, PCM has completed additional enhancements to its existing collection platform which should improve the Partnership's ability to locate present and future debtor customers more quickly and easily than in the past. This enhancement should provide additional opportunities for PCM's collection representatives to increase portfolio collections.

Financial Condition, Liquidity and Capital Resources.
----------------------------------------------------

The Partnership's total assets decreased approximately 5% to $5,790,620 as of March 31, 1997, from $6,120,078 at December 31, 1996. The decrease was primarily attributable to distributions made to limited partner investors of $300,900 which were generated from collections on portfolio accounts. The Partnership received portfolio proceeds of $215,368, of which 100% were recorded as recovery of portfolio assets.

The Partnership did not acquire any new distressed portfolio assets in the three months ended March 31, 1997, however Partnership Management anticipates that it will acquire additional portfolios in the near future. Future acquisitions will depend on the asset market, which continues to grow in size and diversity. The Partnership believes it will continue to acquire low-end-priced distressed portfolios; however, Partnership Management will continue to evaluate assets with different pricing and structure which will continue to generate strong immediate cash flows and provide additional liquidity to provide limited partner distributions and also allow Partnership Management to acquire additional portfolio assets.

The Partnership has made no future commitments with credit card originators and other financial institutions to acquire portfolio assets. Partnership Management plans to use its present contacts and relationships to identify and acquire additional assets as optimal prices, and believes that it will have no difficulties in identifying and acquiring such assets. Management also believes current cash reserves and future portfolio collection proceeds will be sufficient to acquire anticipated portfolio assets in the next twelve months.


Impact of Additional Partnership Acquisitions and Resources on Operations.
-------------------------------------------------------------------------

The Partnership Management anticipates that additional portfolio acquisitions and continued expansion will improve the Partnership's liquidity, profitability and financial condition, as a result of increased portfolio collections and sales. Management believes that in order to supplement such growth, PCM must continue to increase the amount of collection representatives and human resources. The Partnership's General Partner, in conjunction with PCM and other affiliated companies and partnerships, is presently evaluating additional operating facilities which will provide for future growth. Management anticipates that the Partnership and PCM will obtain additional operating space in order to facilitate its anticipated expansion by the end of its present fiscal years. In addition, Management believes that existing management will be sufficient to facilitate the anticipated additional growth of the Partnership.

                         PART II - OTHER INFORMATION




Item 1. Legal Proceedings.

No additional proceedings have occurred since March 31, 1997, the date of the latest report provided. In addition, no material developments are noted with respect to those matters described in the latest report dated March 31, 1997.

Reference is made to the registrant's Form 10-KSB dated March 31, 1997, in which such legal proceedings were reported in Part I, Item 3. Legal Proceedings. The registrant, by this reference, makes that disclosure a part of this Form 10-QSB.


Item 2. Exhibits and Reports on Form 8-K.


(a) Exhibits

Exhibit Number     Exhibit

   1               Certificate of Limited Partnership Form LP-1
                     (Charter Document) *

   2               Agreement of Limited Partnership (Instrument defining the
                     rights of Security Holders)  **


*      Reference is made to the registrant's Form 10-KSB, dated
       March 31, 1997, in which that Certificate of Limited Partnership was included as an exhibit. The registrant, by this reference, makes that Certificate of Limited Partnership a part of this Form 10-QSB filing.

**     Reference is made to the registrant's Form 10-KSB, dated
       March 31, 1997, in which that Agreement of Limited Partnership was included as an exhibit. The registrant, by this reference, makes that Agreement of Limited Partnership a part of this Form 10-QSB filing.

SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 1, 1997	Performance Asset Management Fund III, Ltd.,
                         A California Limited Partnership
                        --------------------------------------------
        			         (Registrant)


By: /S/Vincent E. Galewick
    ----------------------
    Vincent E. Galewick
    President of the General Partner
    Performance Development, Inc.