Form 10QSB
period 1997-06-30
PERFORMANCE ASSET MANAGEMENT FUND III LTD
filed 1997-08-19
CIK 1022241

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1997

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                     For the transition period from    to
                                                   ----  ----
                         Commission file number 0-28764

                     (Exact name of small business issuer as
                            specified in its charter)
  PERFORMANCE ASSET MANAGEMENT FUND III, LTD., A CALIFORNIA LIMITED PARTNERSHIP

 (State or other jurisdiction                         (IRS Employer
 of incorporation or organization)                   Identification No.)
        CALIFORNIA                                      33-0526128

                    (Address of principal executive offices)
            4100 NEWPORT PLACE, SUITE 400, NEWPORT BEACH, CALIFORNIA

                           (Issuer's telephone number)
                                 (714) 261-2400

              (Former name, former address and former fiscal year,
                         if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes No .

                      APPLICABLE ONLY TO CORPORATE ISSUERS
        State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:     N/A
                                                    -------------

        Transitional Small Business Disclosure Format (check one):
                      Yes     No  X
                         -----  -----

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


Item 1. Legal Proceedings

Item 2. Exhibits and Reports


        Signatures

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


Index to the Financial Statements for the Partnership:
        Balance Sheets, June 30, 1997 and December 31, 1996.......................4

        Statements of Operations, For the Three and Six Months Ended June 30,
               1997 and June 30, 1996.............................................5

        Statements of Partnership Capital, For the Six Months Ended
               June 30, 1997 and Year Ended December 31, 1996.....................6

        Statements of Cash Flows, For the Six Months Ended June 30,
               1997 and June 30, 1996.............................................7

        Notes to Financial Statements.............................................8

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                ----------------
                                     ASSETS


                                                  1997                    1996
                                               ----------              ----------
Cash and equivalents                             $829,346                $775,755
Cash held in trust                              2,091,560               2,656,338
Investments in distressed loan portfolios, net  2,033,929               2,566,546
Due from affiliate                                213,352                  56,039
Other assets                                       64,480                  64,477
Organization costs, net                               290                     923
                                               ----------              ----------
   Total assets                                $5,232,957              $6,120,078
                                               ==========              ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts  payable                                  $8,469                    $715
Due to affiliates, net                            326,492                 492,800
                                               ----------              ----------
   Total liabilities                              334,961                 493,515
                                               ----------              ----------

Commitments and contingencies

Partners' capital                               4,897,996               5,626,563
                                               ----------              ----------
   Total liabilities and partners' capital     $5,232,957              $6,120,078
                                               ==========              ==========


    The accompanying notes are an integral part of the financial statements.

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS


                                                        FOR THE THREE                        FOR THE SIX
                                                      MONTHS ENDED JUNE 30               MONTHS ENDED JUNE 30
                                                  ----------------------------       ----------------------------

                                                     1997              1996             1997              1996
                                                  ----------        ----------       ----------        ----------
Portfolio collections                             $  317,249        $4,346,595       $  532,617        $4,459,832
Less: portfolio basis recovery                       317,249         3,437,942          532,617         3,538,914
                                                  ----------        ----------       ----------        ----------
                Net investment income                      -           908,653                -           920,918
                                                  ----------        ----------       ----------        ----------
Cost of operations:
         Collection expense                           29,065            18,471           29,275            36,771
         Management fee expense                       13,626             8,348           28,901            32,253
         Professional fees                            37,353            44,375           71,758            72,897
         Amortization                                    289               289              633               578
         General and administrative expense            5,548             3,177            6,488             3,431
                                                  ----------        ----------       ----------        ----------
                Total operating expenses              85,881            74,660          137,055           145,931
                                                  ----------        ----------       ----------        ----------
Income (loss) from operations                        (85,881)          833,993         (137,055)          774,987
Other income:
         Interest                                     65,887            34,435           75,604            37,569
         Other income                                      -                 -               84                 -
                                                  ==========        ==========       ==========        ==========
Net income (loss)                                 ($  19,994)       $  868,428       ($  61,367)       $  812,555
                                                  ==========        ==========       ==========        ==========


    The accompanying notes are an integral part of the financial statements.

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

              STATEMENTS OF PARTNERS' CAPITAL (DEFICIT) FOR THE SIX
           MONTHS ENDED JUNE 30, 1997 AND YEAR ENDED DECEMBER 31,1996
                                ----------------


                                   General            Limited
                                   Partner            Partners            Total
                                 -----------        -----------        -----------
Balance, December 31, 1995       ($  322,499)       $ 5,597,599        $ 5,275,100
      Distributions                  (35,775)          (295,925)          (331,700)
      Net income                      68,315            614,848            683,163
                                 -----------        -----------        -----------
Balance, December 31, 1996          (289,959)         5,916,522          5,626,563
      Distributions                  (66,600)          (600,600)          (667,200)
      Net income                      (6,137)           (55,230)           (61,367)
                                 ===========        ===========        ===========
Balance, June 30, 1997           ($  362,696)       $ 5,260,692        $ 4,897,996
                                 ===========        ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                ----------------


                                                                          1997              1996
                                                                      -----------        -----------
Cash flows from operating activities:
         Net income (loss)                                            ($   61,367)       $   812,555
         Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
                Amortization                                                  633                578
                Decrease (increase) in assets:
                       Other assets                                            (3)           165,815
                       Due from affiliates                               (157,313)            (3,257)
                Increase (decrease) in liabilities:
                       Accounts payable                                     7,754             (2,523)
                       Due to affiliates                                 (166,308)            41,595
                                                                      -----------        -----------
                Net cash provided by (used in)
                    operating activities                                 (376,604)         1,014,763
                                                                      -----------        -----------
Cash flows provided by (used in) investing activities:
         Recovery of portfolio basis                                      532,617          3,538,914
         Receivable from West Capital                                           -            927,540
         Cash held in trust                                               564,778         (1,951,561)
         Purchase of investments in distressed loan portfolios                  -                  -
                                                                      -----------        -----------
                Net cash provided by investing activities               1,097,395          2,514,893
                                                                      -----------        -----------
Cash flows provided by (used in) financing activities:
         Redemption of limited partnership units                                -                  -
         Distributions to partners                                       (667,200)                 -
                                                                      -----------        -----------
                Net cash used in financing activities                    (667,200)                 0
                                                                      -----------        -----------
Net (decrease) increase in cash                                            53,591          3,529,656
Cash at beginning of period                                               775,755            210,140
                                                                      ===========        ===========
Cash at end of period                                                 $   829,346        $ 3,739,796
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

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.      Organization and Description of Business

        Performance Asset Management Fund III, Ltd., A California Limited Partnership, was formed in September 1992, for the purpose of acquiring distressed loan portfolios from financial institutions and other sources ("Partnership"). Interests in the Partnership were sold in a private placement offering pursuant to Regulation D promulgated by the Securities and Exchange Commission on a "best efforts" basis; however, the Partnership did not begin its primary operations until October 1992. The General Partner of the Partnership is Performance Development, Inc., a California corporation ("General Partner").

        Profits, losses, and cash distributions are allocated 90% to the limited partners and 10% to the General Partner until such time as the limited partners have been returned 100% of their initial capital contributions to the Partnership. Thereafter, Partnership profits, losses and cash distributions are allocated 70% to the limited partners and 30% to the General Partner.

        Cash and Equivalents

        The Partnership defines cash equivalents as all highly liquid investments with a maturity of three months or less when purchased. The Partnership maintains its cash balances at one bank in accounts which, at times, may exceed federally insured limits. The Partnership uses a cash management system whereby idle cash balances are swept daily into a master account and invested in high quality, short-term securities. The General Partner believes that these cash balances are not subject to any significant credit risk due to the nature of the investments and the fact that the Partnership has not experienced any past losses with cash and equivalent investments.

        Cash Held in Trust

        The General Partner anticipates that the Partnership and the other similar California limited Partnerships for which the General Partner serves as general partner ("PAM Funds") may, in the future, be reorganized and merged with and into one corporation. In an effort to accomplish that reorganization and merger on terms and conditions consistent with the intent of the General Partner, on December 12, 1995, the General Partner, on behalf of the Partnership and the PAM Funds, and the State of California Department of Corporations entered into an agreement pursuant to the provisions of which the Performance Asset Management Fund Trust ("Trust") was created. These funds are subject to the terms of the Trust's agreement. The Trust was the recipient of a portion of the funds resulting from a settlement of certain litigation between the Partnership and its affiliates and West Capital Financial Services Corp. ("WCFSC") and its affiliates.


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

        Organization Costs, Net

        Organization costs include legal and other professional fees incurred which are related to the organization of the Partnership. These costs are capitalized and amortized using the straight-line method over five years. Accumulated amortization at June 30, 1997 and December 31, 1996 totaled $5,496 and $4,863, respectively.

        Income Taxes

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

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        RESULTS OF OPERATIONS.

        The information contained in this report on Form 10-Q, other than historical facts, contains "forward-looking statements" (as such term is defined within the meaning of the Private Securities Litigation Reform Act of 1995) including, without limitation, statements as to the Partnership's objective to grow through future portfolio acquisitions and portfolio account sales, the Partnership's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Partnership's future operating performance, and statements as to the Partnership's or the General Partner's, expectations and opinions. Forward looking statements may be identifies by the use of forward looking terminology, such as "may", "will", "expect", "estimate", "anticipate", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Partnership will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, and the other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission, including the Partnership's Annual Report on Form 10-K, dated on March 31, 1997, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements

        The Partnership did not record net investment revenue for the six months ended June 30, 1997, compared to $920,918 for the similar period in 1996. The decrease resulted from a reduction in portfolio collections of 88% for the six months ended June 30, 1997 to $532,617, from $4,459,832 for the comparable period ended 1996. This decrease in collections was due primarily to the receipt of proceeds resulting from a settlement agreement with WCFSC in 1996. The settlement agreement terminated all servicing relations with WCFSC and assigned and transferred certain distressed loan portfolios to WCFSC in exchange for the payment of certain funds owed the Partnership and its affiliates. As a result of the settlement agreement, the Partnership recorded revenue of $920,918 from twelve portfolios, most of which recovered 100% of their investment bases during the first half of 1996. All collections received for the six months ended June 30, 1997 were reflected as portfolio recoveries, and accordingly, no investment revenue was recorded for this period. In comparison, approximately 21% of portfolio collections received for the similar period in 1996 was reflected as revenue.

        Portfolio collection proceeds of $532,617 were received on four portfolios during the first six months of 1997, reducing the book value of total investments in distressed loan portfolios 21% to $2,033,929, as of June 30, 1997, from $2,566,546 at December 31, 1996. Three of these four portfolios comprised 96% of the total book value in investments in distressed loan portfolios, which accounted for 98% of the total portfolio collections, for the six months ended June 30, 1997. Collections for the months ended April 30, 1997, May 31, 1997, and June 30, 1997, totaled $90,584, $109,453, and $117,212, respectively. The
        Partnership did not acquire any portfolios for the first six months of 1997.

        The Partnership received proceeds from portfolio sales of $52,002, which were recorded as recoveries of investment bases and reflected in portfolio collections for the month ended June 30, 1997. No such proceeds were received for the comparable period ended June 30, 1996. The General Partner continues to believe that proceeds from both collection proceeds and portfolio account sales will increase in subsequent periods and estimates that proceeds from portfolio sales accounts should exceed those amounts recorded in the fiscal year ended 1996.

        Total operating expenses of the Partnership decreased 6% to $137,055 for the six months ended June 30, 1997, from $145,931 for the comparable period in 1996. Collection expenses decreased 20% to $29,275 from $36,771 due to a reduction in costs associated with the identification of Partnership debtors and lack of expenses related to the acquisition of portfolios, which costs include certain direct mailing expenses and other credit bureau costs incurred in previous periods. The Partnership also realized a reduction in management fees by 10% to $28,901 for the six months ended June 30, 1997, attributed to the reduction in net assets under management caused by the sale and transfer of investments in distressed loan portfolios in accordance with the settlement agreement with WCFSC. Operating expenses as a percentage of portfolio collections totaled approximately 26% for the first six months ended June 30, 1997, as compared to 3% for the comparable period in 1996. The increase is due primarily from the proceeds received from the settlement agreement with WCFSC in 1996.

        Total operating expenses of the Partnership increased 68% to $85,881 for the second quarter of 1997 from $51,174 for the first quarter of 1997. The increase is primarily attributed to the increase in collection expenses of 137%, caused by skip trace processing conducted to identify and contact additional active collection accounts. Management fees decreased 11% for the quarter ended June 30, 1997 to $13,626 from $15,275 due to the continued reduction of net assets under management recorded in the first quarter of 1997. Professional fees increased 9% in the second quarter of 1997 to $37,353, from $34,405 in the first quarter which was primarily due to additional accounting and consulting expenses.

        Total operating expenses as a percentage of portfolio collections increased to 26% for the six months ended June 30, 1997, from 3% in the comparable period in 1996. This increase relates to collection proceeds received from the settlement agreement with WCFSC for the six months ended June 30, 1996. Comparatively, operating expenses as a percentage of portfolio collections increased to 27% for the three months ended June 30, 1997, from 24% for the first quarter in 1997.

        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

        The Partnership's total assets decreased approximately 10% to $5,232,957 as of June 30, 1997, from $5,790,620 at March 31, 1997. The decrease was primarily attributed to portfolio proceeds of $317,250 of which 100% were recorded as reduction of investment portfolio assets. The decrease in cash held in trust (by the Trust) for the first six months of 1997 of $564,778 was partially offset by interest income of $55,242 recorded by the Trust during the second quarter of 1997.

        The decrease of $209,688 in due to affiliates during the second quarter of 1997 was due primarily to repayment of accrued management fees and distributions to the General Partner.

        The Partnership did not acquire any new distressed portfolio assets in the three months ended June 30, 1997; however, the General Partner anticipates that the Partnership will acquire additional portfolios in the near future. Future acquisitions will depend on the asset market, which continues to grow in size and diversity. The General Partner believes that the Partnership will continue to acquire low-end-priced distressed portfolios; however, the General Partner will continue to evaluate assets with different pricing and debtor account structure in order to determine whether such portfolios can generate strong immediate cash flows and provide additional liquidity to the Partnership.

        The Partnership has made no future commitments with credit card originators and other financial institutions to acquire portfolio assets. The General Partner plans to use its present contacts and relationships to identify and acquire additional assets at optimal prices, and believes that it will have no difficulties in identifying and acquiring such assets. The General Partner anticipates that the Partnership will suspend distributions to its partners in the third quarter of 1997 in anticipation of the contemplated reorganization of the Partnership with other affiliated partnerships and Performance Capital Management ("PCM"), a California corporation and an affiliate of the General Partner. The General Partner also believes current cash reserves and future portfolio collection proceeds will be sufficient to acquire anticipated portfolio assets in the next twelve months.

        IMPACT OF ADDITIONAL PARTNERSHIP ACQUISITIONS AND RESOURCES ON
        OPERATIONS.

        The General Partner anticipates that additional future portfolio acquisitions and continued expansion will improve the Partnership's liquidity, profitability and financial condition, which will result from increased portfolio collections and sales. The General Partner believes that PCM, which serves as the servicer of the Partnership's portfolios of indebtedness ("PCM") must continue to increase the amount of its collection representatives and human resources in order to supplement such growth to the Partnership. The General Partner, in conjunction with PCM and other affiliated companies and partnerships is seeking to lease approximately 57,000 square feet of office space in which PCM and the Partnership plan to move their facilities. The General Partner believes that this move provides the Partnership with the adequate operating facilities for the future growth of the Partnership through the end of 1999.

                           PART II - OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS.

        No additional proceedings have occurred since May 15, 1997, the date of the latest report provided. In addition, no material developments are noted with respect to those matters described in the latest report dated May 15, 1997. Reference is made to the Partnership's Form 10-KSB dated March 31, 1997, in which such legal proceedings were reported in Part I,
        Item 3. "Legal Proceedings". The Partnership, by this reference, makes that disclosure a part of this Form 10-QSB.

ITEM 2. EXHIBITS AND REPORTS.


(a) Exhibits

Exhibit Number                      Exhibit

     1       Certificate of Limited Partnership Form LP-1 (Charter Document)*

     2 Agreement of Limited Partnership (Instrument defining the rights of Security Holders) **

    27.1     Financial Data Schedule


* Reference is made to the Partnership's Form 10-KSB, dated March 31, 1997, in which that Certificate of Limited Partnership was included as an exhibit. The Partnership, by this reference, makes that Certificate of Limited Partnership a part of this Form 10-QSB.

** Reference is made to the Partnership's Form 10-KSB, dated March 31, 1997, in which that Agreement of Limited Partnership was included as an exhibit. The Partnership, by this reference, makes that Agreement of Limited Partnership a part of this Form 10-QSB.



                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 1, 1997 Performance Asset Management Fund III, Ltd., A California
                      Limited Partnership
                                       (Registrant)


        By:    /S/ Vincent E. Galewick
           ---------------------------------------
               Vincent E. Galewick
               President of the General Partner.
               Performance Development, Inc.