Form 10QSB
period 1997-09-30
PERFORMANCE ASSET MANAGEMENT FUND III LTD
filed 1997-11-14
CIK 1022241

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly period ended September 30, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          EXCHANGE ACT

      For the transition period from ____________ to _____________
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
                        A CALIFORNIA LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB


                                     PART I

Item 1. Financial Statements                                           3

Item 2. Management's Discussion and Analysis or Plan of Operation     10


                                     PART II

Item 1. Legal Proceedings                                             14

Item 2. Exhibits and Reports                                          15


        Signatures                                                    15

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                     PART I



ITEM 1. FINANCIAL STATEMENTS


Index to the Financial Statements for the Partnership:

Balance Sheets, September 30, 1997 and December 31, 1996.......................4

Statements of Operations, For the Three and Nine Months Ended September 30,
1997 and September 30, 1996....................................................5

Statements of Partnership Capital, For the Nine Months Ended
September 30, 1997 and Year Ended December 31, 1996............................6

Statements of Cash Flows, For the Nine Months Ended September 30,
1997 and September 30, 1996....................................................7

Notes to Financial Statements..................................................8


The financial statements have been prepared by Performance Asset Management Fund III, Ltd., A California Limited Partnership ("Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Partnership believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Partnership's financial statements for the year ended December 31, 1996. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)
                                ----------------
                                     ASSETS


                                                                    1997              1996
                                                                 ----------        ----------
Cash and equivalents                                             $  919,419        $  775,755
Cash held in trust                                                2,115,824         2,656,338
Investments in distressed loan portfolios, net                    1,865,361         2,566,546
Due from affiliate                                                   13,463            56,039
Other assets                                                         64,480            64,477
Organization costs, net                                                   0               923
                                                                 ----------        ----------
         Total assets                                            $4,978,547        $6,120,078
                                                                 ==========        ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts  payable                                                $    4,500        $      715
Due to affiliates, net                                              290,344           492,800
                                                                 ----------        ----------
         Total liabilities                                          294,844           493,515
                                                                 ----------        ----------

Commitments and contingencies

Partners' capital                                                 4,683,703         5,626,563
                                                                 ----------        ----------
         Total liabilities and partners' capital                 $4,978,547        $6,120,078
                                                                 ==========        ==========


    The accompanying notes are an integral part of the financial statements.

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           FOR THE THREE                          FOR THE NINE
                                                        MONTHS ENDED SEPT 30                  MONTHS ENDED SEPT 30
                                                   -----------------------------         -----------------------------
                                                      1997               1996               1997               1996
                                                   ----------         ----------         ----------         ----------
Portfolio collections                              $  194,043         $   33,651         $  726,660         $4,493,483
Less: portfolio basis recovery                        194,043             33,651            726,660          3,572,565
                                                   ----------         ----------         ----------         ----------
                Net investment income                      --                 --                 --            920,918
                                                   ----------         ----------         ----------         ----------
Cost of operations:
         Collection expense                             8,615             15,039             37,890             51,810
         Management fee expense                        11,974              6,541             40,875             38,794
         Professional fees                              6,801             64,774             78,559            137,671
         Amortization                                     290                289                923                867
         General and administrative expense               667              1,930              7,155              5,363
                                                   ----------         ----------         ----------         ----------
                Total operating expenses               28,347             88,573            165,402            234,505
                                                   ----------         ----------         ----------         ----------
Income (loss) from operations                         (28,347)           (88,573)          (165,402)           686,413
Other income:
         Interest                                      36,054             42,159            111,658             79,728
         Other income                                      --                 --                 84                 --
                                                   ----------         ----------         ----------         ----------
Net income (loss)                                  $    7,707         ($  46,414)        ($  53,660)        $  766,141
                                                   ==========         ==========         ==========         ==========


    The accompanying notes are an integral part of the financial statements.

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

             STATEMENTS OF PARTNERS' CAPITAL (DEFICIT) FOR THE NINE
         MONTHS ENDED SEPTEMBER 30, 1997 AND YEAR ENDED DECEMBER 31, 1996
                                   (UNAUDITED)
                                ----------------


                                     General             Limited
                                     Partner             Partners             Total
                                   -----------         -----------         -----------
Balance, December 31, 1995         ($  322,499)        $ 5,597,599         $ 5,275,100
      Distributions                    (35,775)           (295,925)           (331,700)
      Net income                        68,315             614,848             683,163
                                   -----------         -----------         -----------
Balance, December 31, 1996            (289,959)          5,916,522           5,626,563
      Distributions                    (88,800)           (800,400)           (889,200)
      Net income                        (5,366)            (48,294)            (53,660)
                                   ===========         ===========         ===========
Balance, September 30, 1997        ($  384,125)        $ 5,067,828         $ 4,683,703
                                   ===========         ===========         ===========


    The accompanying notes are an integral part of the financial statements.

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                                 --------------


                                                                           1997                1996
                                                                       -----------         -----------
Cash flows from operating activities:
         Net income (loss)                                             ($   53,660)        $   766,141
         Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
                Amortization                                                   923                 867
                Decrease (increase) in assets:
                       Other assets                                             (3)            165,815
                       Due from affiliates                                  42,576                  --
                Increase (decrease) in liabilities:
                       Accounts payable                                      3,785              (2,523)
                       Due to affiliates                                  (202,456)             57,898
                                                                       -----------         -----------
                Net cash provided by (used in)
                operating activities                                      (208,835)            988,198
                                                                       -----------         -----------
Cash flows provided by (used in) investing activities:
         Recovery of portfolio basis                                       726,660           3,572,565
         Receivable from West Capital                                           --             927,540
         Cash held in trust                                                540,514          (1,951,561)
         Purchase of investments in distressed loan portfolios             (25,475)         (1,438,295)
                                                                       -----------         -----------
                Net cash provided by investing activities                1,241,699           1,110,249
                                                                       -----------         -----------
Cash flows provided by (used in) financing activities:
         Distributions to partners                                        (889,200)                 --
                                                                       -----------         -----------
                Net cash used in financing activities                     (889,200)                  0
                                                                       -----------         -----------
Net (decrease) increase in cash                                            143,664           2,098,447
Cash at beginning of period                                                775,755             210,140
                                                                       -----------         -----------
Cash at end of period                                                  $   919,419         $ 2,308,587
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

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.      Organization and Description of Business

        Performance Asset Management Fund III, Ltd., A California Limited Partnership ("Partnership"), was formed in September 1992, for the purpose of acquiring distressed loan portfolios from financial institutions and other sources. Interests in the Partnership were sold in a private placement offering pursuant to Regulation D promulgated by the Securities and Exchange Commission on a "best efforts" basis; however, the Partnership did not begin its primary operations until October 1992. The General Partner of the Partnership is Performance Development, Inc., a California corporation ("General Partner").

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

        Organization Costs, Net

        Organization costs include legal and other professional fees incurred which are related to the organization of the Partnership. These costs are capitalized and amortized using the straight-line method over five years. Accumulated amortization at September 30, 1997 and December 31, 1996 totaled $5,786 and $4,863, respectively.

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

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        DISCLOSURE REGARDING: FORWARD LOOKING STATEMENTS

        The information contained in this report on Form 10-QSB, other than historical facts, contains "forward-looking statements" (as such term is defined within the meaning of the Private Securities Litigation Reform Act of 1995) including, without limitation, statements as to the Partnership's objective to grow through future portfolio acquisitions and portfolio account sales, the Partnership's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Partnership's future operating performance, and statements as to the Partnership's or the General Partner's, expectations and opinions. Forward looking statements may be identified by the use of forward looking terminology, such as "may", "will", "expect", "estimate", "anticipate", "probable", "possible", "should", "could", "continue", or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Partnership will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, and the other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission, including the Partnership's Annual Report on Form 10-KSB, dated on March 31, 1997, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements

        RESULTS OF OPERATIONS.

        The Partnership did not record net investment revenue for the nine months ended September 30, 1997, compared to $920,918 for the similar period in 1996. The decrease resulted from an 84% reduction in portfolio collections for the nine months ended September 30, 1997 to $726,660, from $4,493,483 for the comparable period ended 1996. This decrease in collections was due primarily to the receipt of proceeds resulting from a settlement agreement with WCFSC in 1996. The settlement agreement terminated all servicing relations with WCFSC and assigned and transferred certain distressed loan portfolios to WCFSC in exchange for the payment of certain funds owed the Partnership and affiliated entities. As a result of the settlement agreement, the Partnership recorded revenue of $920,918 from twelve portfolios, most of which recovered 100% of its investment bases during the first half of 1996. All collections received for the nine months ended 1997 were reflected as portfolio recoveries and, accordingly, no investment revenue was recorded for this period. In comparison, approximately 21% of portfolio collections received for the similar period in 1996 were reflected as revenue.

        The Partnership acquired one portfolio during the third quarter of 1997, which offset the reduction of net assets as a result of portfolio collections recognized as portfolio bases reduction. Portfolio collections proceeds on the newly acquired portfolio and the existing four portfolios were $726,660 for the nine months ended September 1997, reducing the book value of total investments in distressed loan portfolios 27% to $1,865,361, as of September 30, 1997, from $2,566,546 at December 31, 1996. Collections for the months ended July 31, August 31, and September 30 totaled $73,745, $66,617, and $53,681, respectively.

        The Partnership received proceeds from portfolio sales of $2,709, which were recorded as recoveries of investment bases and reflected in portfolio collections for the three months ended September 30 1997. No such proceeds were received for the comparable period ended September 30, 1996. The Partnership's management continues to believe that proceeds from both collection proceeds and portfolio account sales will increase in subsequent periods and estimates that proceeds from portfolio sales accounts should exceed those amounts recorded in the fiscal year ended 1996.

        Total operating expenses decreased 29% to $165,402 for the nine months ended September 30, 1997, from $234,505 for the comparable period in 1996. Collection expenses decreased 27% to $37,890 from $51,810 due to a reduction in purchases of new portfolio acquisitions which directly impacts the costs associated with the identification of Partnership debtors for the nine months ended September 30, 1997, compared to the same period ended 1996. The Partnership also realized a reduction in professional fees by 43% to $78,559 for the nine months ended September 30, 1997, attributed to the reduction in legal fees associated with the settlement agreement with WCFSC for the comparable period ended September 30, 1996. Operating expenses as a percentage of portfolio collections totaled approximately 23% as compared to 5% for the comparable period in 1996. The increase is due primarily from the proceeds received from the settlement agreement with WCFSC in 1996.

        Total operating expenses decreased 68% to $28,347 for the third quarter of 1997, compared to $88,573 for the comparable period in 1996. The decrease is primarily attributed to a reduction of 91% in professional fees, caused by a decrease in legal fees associated with the settlement agreement with WCFSC. Collection expenses decreased 43% to $8,615 for the three months ended September 30, 1997, compared to $15,039 for the three months ended September 30, 1996. This decrease is attributed to the reduction of new portfolio purchases for the three months ended September 30, 1997. Management fees increased 83% for the quarter ended September 30, 1997 to $11,974 from $6,541 for the comparable period in 1996. This was attributed to the addition in net assets under management caused by the purchase of new investments in distressed loan portfolios. The decrease in professional fees of 90% during the third quarter of 1997 to $6,801, from $64,774 for the comparable quarter of 1996 was primarily due to the reduction of legal fees also associated with the settlement agreement in 1996.

        Total operating expenses as a percentage of portfolio collections increased 18% to 23% for the nine months ended September 30, 1997, from 5% in the comparable period in 1996. This increase is attributed to collection proceeds received from the settlement agreement during the second quarter of 1996. Comparatively, operating expenses as a percentage of portfolio collections decreased 248%, to 15% for the three months ended September 30, 1997, compared to 263% for the same period ended September 30, 1996. This decrease is due to the increase in portfolio collections for the third quarter of 1997 as compared to the same period in 1996 and the reduction of professional fees related to the settlement agreement with WCFSC for 1996.

        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

        The Partnership's total assets decreased approximately 19% to $4,978,547 as of September 30, 1997, from $6,120,078 at December 31, 1996. The decrease was primarily attributed to portfolio proceeds of $726,660 of which 100% were recorded as reduction of investment portfolio assets. The decrease in due from affiliates of 76% to $13,463 from $56,039 was primarily the result of the receipt of prior period portfolio collections and portfolio sales.

        The decrease in due to affiliates during the third quarter of 1997 was due primarily to the payment of collection expenses, management fees, and declared distributions to the General Partner.

        The Partnership acquired one new distressed portfolio asset during the three months ended September 30, 1997 from a third party financial institution specializing in credit card origination. The General Partner anticipates that the Partnership will acquire additional portfolios in the near future. Future acquisitions will depend on the asset market, which continues to grow in size and diversity. The Partnership continues to believe it will acquire low-end-priced distressed portfolios; however, the General Partner will continue to evaluate assets with different pricing and debtor account structure in order to determine whether such portfolios can generate strong immediate cash flows and provide additional liquidity to the Partnership.

        The Partnership has made no future commitments with credit card originators and other financial institutions to acquire portfolio assets. The General Partner plans to use its present contacts and relationships to identify and acquire additional assets at optimal prices, and believes that it will have no difficulties in identifying and acquiring such assets. The General Partner suspended distributions in the third quarter of 1997 in anticipation of the reorganization of the Partnership with other affiliated partnerships and Performance Capital Management, Inc., a California corporation and an affiliate of the General Partner ("PCM"). Management also believes current cash reserves and future portfolio collection proceeds will be sufficient to acquire anticipated portfolio assets in the next twelve months.

        IMPACT OF ADDITIONAL PARTNERSHIP ACQUISITIONS AND RESOURCES ON
        OPERATIONS.

        The General Partner anticipates that additional future portfolio acquisitions and continued expansion will improve the Partnership's liquidity, profitability and financial condition, which will result from increased portfolio collections and sales. The General Partner continues to believe that PCM, which serves as the servicer of the Partnership's portfolios of indebtedness, must continue to increase the amount of its collection representatives and human resources in order to supplement such growth to the Partnership. The General Partner, in conjunction with PCM and other affiliated companies and partnerships is seeking office space in which PCM and the Partnership plan to move their facilities. The General Partner believes that this move provides the Partnership with the adequate operating facilities for the future growth of the Partnership.

        The General Partner, on behalf of the Partnership, has filed the necessary documents, dated November 4, 1997, with the Securities and Exchange Commission to merge the Partnership, other affiliated Partnerships ("Affiliated Partnerships"), and PCM with Performance Asset Management Company, a Delaware corporation ("Company"), whereby the Company shall acquire, by merger, all of the assets of PCM, the assets of the Partnership and the assets of the Affiliated Partnerships. The proposed merger transaction contemplates that the Partnership and the Affiliated Partnerships shall receive shares of common stock of the Company in exchange for the assets. The Partnership shall cease to exist by operation of law upon completion of their winding up and dissolution. On the winding up and dissolution of the partnership and the Affiliated Partnerships, these shares of that common stock shall be distributed to the non dissenting limited partners in exchange for their units. Additionally, the shares of common stock of the Company that are received shall be registered for trading or other resale transactions.

                           PART II - OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS.

        Reference is made to the Partnership's Form 10-KSB dated March 31, 1997, in which such legal proceedings were reported in Part I, Item 3, "Legal Proceedings". The Partnership, by this reference, makes that disclosure a part of this Form 10-QSB.

        On or about October 31, 1997, SunAmerica, Inc., a Maryland corporation; SunAmerica Life Insurance Company, an Arizona corporation; WCFSC; and WCFSC Special Purpose Corporation, a California corporation, as Plaintiffs, filed a Complaint in United States District Court for the Central District of California alleging (i) violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated pursuant thereto; (ii) fraud and deceit, and (iii) gross negligence. Specified in that Complaint as Defendants are Vincent E. Galewick, President of the General Partner; the Partnership; the Affiliated Partnerships; and the General Partner ("Performance Defendants"). That Complaint, in essence, alleges that Michael A. Joplin, the then President of WCFSC, engaged in wrongful, deceptive and fraudulent conduct in connection with the purchase and sale of certain securities. Additionally, that Complaint alleges that the Performance Defendants participated in that conduct.

        None of the Performance Defendants participated, either directly or indirectly, in any wrongful, deceptive and fraudulent conduct in connection with the purchase and sale of those securities.

        As part of their settlement of various disputes with WCFSC, the Performance Defendants entered into a thorough and comprehensive Mutual General Release ("Release"). Pursuant to the provisions of the Release, WCFSC, for itself and its shareholders, officers, directors, affiliates, agents, successors, and assigns, forever and unequivocally released, acquitted and discharged the Performance Defendants and their officers, directors, employees, shareholders, partnerships, affiliates, agents, successors, and assigns. Therefore, it is the opinion of counsel for the Performance Defendants that the Performance Defendants have been completely and unconditionally released from any liability resulting from their relationships and transactions with WCFSC.

        The Performance Defendants deny each and every allegation in that litigation matter and shall defend that litigation matter vigorously. It is the opinion of counsel for the Performance Defendants that any resolution of that litigation matter should be resolved favorably for the Performance Defendants and, therefore, the resolution of that litigation matter should not (i) affect the ability of the General Partner to function as the General Partner and manage operations of the Partnership or (ii) materially and adversely affect the General Partner, the Partnership or the Affiliated Partnerships.

        ITEM 2. EXHIBITS AND REPORTS.


        (a)     Exhibits

        Exhibit Number                      Exhibit

                1 Certificate of Limited Partnership Form LP-1 (Charter Document) *

                2 Agreement of Limited Partnership (Instrument defining the rights of Security Holders) **

                27      Financial Data Schedule

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


        Dated: November 13, 1997   Performance Asset Management Fund III, Ltd.,
                                   A California Limited Partnership
                                                  (Registrant)


        By:  /s/ VINCENT E. GALEWICK
             ---------------------------------
             Vincent E. Galewick
             President of the General Partner,
             Performance Development, Inc.

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
   27                Financial Data Schedule