Form 10QSB
period 1997-12-31
PERFORMANCE ASSET MANAGEMENT FUND III LTD
filed 1998-05-15
CIK 1022241

Form 10-QSB


       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                For the Quarterly period ended March 31, 1998

       [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
             For the transition period from __________  to  __________
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: [N/A]

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

                 PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                 A CALIFORNIA LIMITED PARTNERSHIP

                                    PART I




     ITEM 1.   FINANCIAL STATEMENTS


     Index to the Financial Statements for the Partnership:

     Balance Sheets as of March 31, 1998 ...................................4

     Statements of Operations for the Three Months Ended March 31,
     1998 and March 31, 1997................................................5

     Statements of Cash Flows for the Three Months Ended March 31,
     1998 and March 31, 1997................................................6

     Notes to Financial Statements..........................................7


     The financial statements have been prepared by Performance Asset Management Fund III, Ltd., A California Limited Partnership ("Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Partnership believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Partnership's financial statements for the year ended December 31, 1997. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.




                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                                BALANCE SHEET

                                March 31, 1998
                                --------------
                                    ASSETS

                                                                1998
                                                             ---------
     Cash and equivalents                                     $275,771

     Cash held in trust                                      2,166,314

     Investments in distressed loan portfolios, net          2,457,345

     Due from affiliate                                        162,898

     Other assets                                               64,480

     Organization costs, net                                       -
                                                             ---------
          Total assets                                      $5,126,808
                                                             =========


                       LIABILITIES AND PARTNERS' CAPITAL


     Accounts  payable                                          $4,500

     Due to affiliates, net                                    583,976
                                                             ---------
          Total liabilities                                    588,476


     Commitments and contingencies


     General partner's deficit (no units outstanding)         (398,662)
     Limited partners' capital (2,000 units authorized;
     1,998 units issued and outstanding at March 31, 1998)   4,936,994
                                                             ---------
          Total liabilities and partners' capital           $5,126,808
                                                             =========






The accompanying notes are an integral part of the financial statements.






                 PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS


              For the Three Months Ended March 31, 1998 and 1997
              ---------------------------------------------------

                                                         1998           1997
                                                        -------       -------
     Portfolio collections                             $237,044      $215,368
     Less: portfolio basis recovery                     237,044       215,368
                                                        -------       -------
        Net investment income                              -             -

     Cost of operations:
        Collection expense                               27,338           210
        Management fee expense                           15,900        15,275
        Professional fees                                18,335        34,405
        Amortization                                       -              344
        General and administrative expense                  157           940
                                                        -------       -------
           Total operating expenses                      61,730        51,174
                                                        -------       -------
           Loss from operations                         (61,730)      (51,174)

     Other income:
        Interest                                         34,353         9,717
        Other                                              -               84
                                                        -------       -------
           Net (loss)                                  ($27,377)     ($41,373)
                                                        =======       =======



     Net income (loss) allocable to general partner     ($2,738)      ($4,137)
                                                         ======        ======
     Net income (loss) allocable to limited partners   ($24,639)     ($37,236)
                                                         ======        ======
     Net income (loss) per limited partnership unit     ($12.33)      ($18.64)
                                                         ======        ======








The accompanying notes are an integral part of the financial statements.









                 PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 1998 and 1997
               --------------------------------------------------



                                                         1998           1997
                                                        -------       -------
     Cash flows from operating activities:
        Net income (loss)                              ($27,377)     ($41,373)
        Adjustments to reconcile net income (loss)
          to net cash provided by operating
          activities:
            Amortization                                   -              344
        Decrease (increase) in assets:
            Other assets                                   -             -
            Due from affiliates                        (106,677)     (153,259)
        Increase (decrease) in liabilities:
            Accounts payable                               (719)        2,735
            Due to affiliates                           119,848        43,380
                                                        -------       -------
     Net cash provided by (used in) operating
        activities                                      (14,925)     (148,173)

     Cash flows provided by (used in) investing
        activities:
        Recovery of portfolio basis                     237,044       215,368
        Cash held in trust                              (24,720)      352,240
        Purchase of investments in distressed
          loan portfolios                            (1,031,215)         -
                                                        -------       -------
     Net cash provided by investing activities         (818,891)      567,608

     Cash flows provided by (used in) financing
        activities:
        Distributions to partners                          -         (334,200)
                                                        -------       -------
     Net cash used in financing activities                    0      (334,200)
                                                        -------       -------
     Net (decrease) increase in cash                   (833,816)       85,235

     Cash at beginning of period                      1,109,587       775,755
                                                        -------       -------
     Cash at end of period                             $275,771      $860,990
                                                        =======       =======





The accompanying notes are an integral part of the financial statements.


                                       6

                 PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                        Notes to Financial Statements
                        -----------------------------


	Organization and Description of Business
     ----------------------------------------

     Performance Asset Management Fund III, Ltd., A California Limited Partnership ("Partnership"), was formed in September 1992, for the purpose of acquiring investments in or direct ownership of distressed loan portfolios from financial institutions and other sources. Interests in the Partnership were sold in a private placement offering pursuant to Regulation D promulgated by the Securities and Exchange Commission on a "best efforts" basis; however, the Partnership did not begin its primary operations until October 1992. The general partner of the Partnership is Performance Development, Inc., a California corporation ("PDI") ("General Partner").

     The Partnership terminates at December 31, 2005. At that time, the Partnership will distribute any remaining cash after payment of Partnership obligations following the sale or collection of all assets.

     Profits, losses, and cash distributions are allocated 90% to the limited partners and 10% to the General Partner until such time as the limited partners have received cash equal to 100% of their contributions to the Partnership. Thereafter, Partnership profits, losses and cash distribu-tions are allocated 70% to the limited partners and 30% to the General Partner.

     Cash and Equivalents
     --------------------

     The Partnership defines cash equivalents as all highly liquid investments with an original maturity of three months or less. The Partnership maintains its cash balances at one bank in accounts which, at times, may exceed federally insured limits. The Partnership uses a cash management system whereby idle cash balances are transferred daily into a master account and invested in high quality, short-term securities that do not enjoy the benefit of the federal insurance. The General Partner believes that these cash balances are not subject to any significant credit risk due to the nature of the investments and the strength of the bank and has not experienced any past losses with cash and equivalent investments.

     The Partnership received interest income from these investments of $34,353 and $9,717 for the three months ended March 31, 1998 and March 31, 1997, respectively.

     Cash Held in Trust
     ------------------

     The General Partner anticipates that the Partnership and Performance Asset Management Fund, Ltd., A California Limited Partnership; Performance Asset Management Fund II, Ltd., A California Limited Partnership; Performance Asset Management Fund IV, Ltd., A California Limited Partnership; and, Performance Asset Management Fund V, Ltd., A California Limited Partner-ship, all affiliates of the Partnership ("PAM Funds") may, in the future, be reorganized and merged into Performance Asset Management Company, a Delaware Corporation ("PAMCO") ("Rollup"). In an effort to accomplish the Rollup, the General Partner, on behalf of the Partnership and the PAM Funds, entered into an agreement on December 12, 1995, with the State of California Department of Corporations, pursuant to the provisions of which the Performance Asset Management Fund Trust ("Trust") was created. Certain funds of the Partnership are held by the Trust and these funds held in trust are subject to the terms of the Trust agreement. The
     Trust was the recipient of those funds resulting from the settlement of certain then pending litigation between the Partnership and its affiliates and West Capital Financial Services Corp. ("WCFSC") and its affiliates.
     The trust fund balance, until Trust termination, must exceed $5,000,000 which is comprised of funds from the Partnership and the PAM Funds. The Trust will terminate and the trustee will distribute all of the remaining funds held by the trustee on August 18, 1998, if the Rollup is not com-pleted by such date. The Partnership's share of the Trust's funds at March 31, 1998 and December 31, 1997 was $2,166,314 and $2,141,594, respectively.


     Investments in Distressed Loan Portfolios and Revenue Recognition
     -----------------------------------------------------------------

     Investments in distressed loan portfolios are carried at the lower of cost or estimated net realizable value. Amounts collected are treated as a reduction to the carrying basis of the related investment on an individual portfolio basis and are reported in the Statement of Operations as portfolio collections. Under the cost recovery method of revenue recognition used by the Partnership, net investment income is not recognized until 100% recovery of the carrying value of the investment in each portfolio occurs. Estimated net realizable value represents management's estimates, based on its present plans and intentions, of the present value of future collections. Due to the distressed nature of these investments, no interest is earned on outstanding balances, and there is no assurance that the unpaid balances of these investments will ultimately be collected. Any adjustments reducing the carrying value of the individual portfolios are recorded in the results of operations as a general and administrative expense.

     Organization Costs, Net
     -----------------------

     Organization costs include legal and other professional fees incurred related to the initial organization of the Partnership. These costs are capitalized and amortized using the straight-line method over five years. Organization costs were fully amortized at December 31, 1997.

     Professional Expenses
     ---------------------

     Professional expenses are incurred in relation to ongoing accounting and legal assistance.

     Income Taxes
     ------------

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


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Disclosure regarding: Forward Looking Statements
     ------------------------------------------------

     The information contained in this report on Form 10-QSB, other than historical facts, contains "forward-looking statements" (as such term is defined within the meaning of the Private Securities Litigation Reform
     Act of 1995) including, without limitation, statements as to the Partnership's objective to grow through future portfolio acquisitions and portfolio account sales, the Partnership's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Partnership's future operating performance, and statements as to the Partnership's or the General Partner's, expectations and opinions.
     Forward looking statements may be identified by the use of forward looking terminology, such as "may", "will", "expect", "believes", "estimate", "anticipate", "probable", "possible", "should", "could", "continue", or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Partnership will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, and the other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission, including the Partnership's Annual Report on Form 10-KSB, dated on March 31, 1998, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     Results of Operations.
     ----------------------

     Collections for the three months ended March 31, 1998 increased 10% to $237,044 from $215,368 for the comparable period ended March 31, 1997. This increase is due to the acquisition of an additional portfolio that is being serviced by the Partnership's affiliated servicer, Performance Capital Management Inc., a California corporation ("PCM"). All collections received for the three months ended March 31, 1998 were reflected as portfolio recoveries and, accordingly, no investment income was recorded for this period.

     The Partnership acquired one portfolio during the first quarter of 1998. Collections from this portfolio and one other portfolio comprised approx-imately 65% of total portfolio collections for the three months ended March 31, 1998. Collections for the months ended January 31, 1998, February 28, 1998, and March 31, 1998, totaled $74,146, $65,868, and $97,030, respec-
     tively.

     Total operating expenses was 26% of portfolio collections for the three months ended March 31, 1998, which compares to 24% for the comparable period ended 1997. Total operating expenses increased 20.6% to $61,730 for the three months ended March 31, 1998, compared to $51,174 for the three months ended March 31, 1997. This increase is primarily due to the increase in collection expenses to $27,338 for the first quarter of 1998, compared to $210 for the similar period in 1997. The increase in collec-tion expenses is attributed to the acquisition of one large portfolio in the first quarter of 1998. At the time that the Partnership acquires a portfolio, certain initial collection expenses are associated with the acquisition that includes direct mailing expenses and other costs. These expenses were not necessary during the first quarter of 1997 because there were no portfolio acquisitions during that period. The Partnership realized a decrease in professional fees of approximately 47% to $18,335 for the three months ended March 31, 1998 from $34,405 for the similar period ended 1997. This decrease is related to fewer legal fees associated with the Rollup.

     Financial Condition, Liquidity and Capital Resources.
     -----------------------------------------------------

     The Partnership's total assets increased approximately 2% to $5,126,808 as of March 31, 1998, from $5,035,056 at December 31, 1997. The increase was primarily attributed to the acquisition of one portfolio that offset the reduction of investments in distressed loan portfolios. This increase in investments in distressed loan portfolios is directly related to the decrease of $833,816 in cash and equivalents. Due from affiliates increased 189% to $162,898 from $56,221, which was primarily the result of increased portfolio collections from existing portfolios, as well as portfolio collections from the new portfolio, recorded but not yet paid. The increase in due to affiliates as of March 31, 1998 was due primarily to management fees and the reimbursement of legal expenses to the General Partner recorded but not yet paid.

     The Partnership acquired one new distressed portfolio asset during the three months ended March 31, 1998. The General Partner anticipates that the Partnership will acquire additional portfolios in the near future. Future acquisitions will depend on the asset market, which continues to grow in size and diversity. The General Partner believes that it will continue to acquire low-end-priced distressed portfolios for the Partnership; however, the General Partner will continue to evaluate assets with different pricing and debtor account structure in order to determine whether such portfolios can generate strong immediate cash flows and provide additional liquidity to the Partnership.

     The Partnership has made no future commitments with credit card origi-nators and other financial institutions to acquire portfolio assets.
     The General Partner and PCM plan to use their present contacts and relationships to identify and acquire additional assets at optimal prices, and believe that they will have no difficulties in identifying and acquiring such assets. Distributions were suspended in the third quarter of 1997 in anticipation of the contemplated reorganization of the Partnership with the PAM Funds into PAMCO. The General Partner also believes current cash reserves and future portfolio collection proceeds will be sufficient to acquire anticipated portfolio assets in the next twelve months.

     Impact of Additional Partnership Acquisitions and Resources on Operations.
     --------------------------------------------------------------------------

     The General Partner anticipates that additional future portfolio acquisi-tions and continued expansion will improve the Partnership's liquidity, profitability and financial condition, as a result of increased portfolio collections. The General Partner anticipates that in order to supplement such growth, PCM must continue to increase the amount of its collection representatives and human resources. The General Partner anticipates that existing management will be able to supervise the additional portfolio growth of the Partnership. The General Partner, in conjunction with PCM and other affiliates, is seeking office space in which PCM and the Partnership plan to move their facilities. The General Partner believes that this move will provide the Partnership with the adequate operating facilities for the future growth of the Partnership.

     A proposal is currently under consideration by the General Partner, pursuant to which the PAM Funds and the Partnership would merge with and into PAMCO. The result of the proposed merger would be that a series of interrelated changes to the current organizational form of PAMCO would be implemented, including (a) merging the Partnership and the PAM Funds with and into PAMCO, as a result of which PAMCO would be the sole surviving entity; (b) terminating the PAM Funds and the Partnership and
     (c) converting the Limited Partners interests in the Partnership into common shares issued by PAMCO.

     Year 2000 Compliance.
     ---------------------

     The General Partner recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of the computer systems of PCM used to service, manage and collect the portfolios in which the Partnership has an interest, to recognize properly and process date sensitive information related to the date change from December 31, 1999 to January 1, 2000. As the century date change occurs, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or treat properly the Year 2000 may cause PCM's computer systems to process finan-cial and operational information incorrectly, which could have a material adverse effect on the Partnership's results of operations. PCM has assessed and begun remedial work relating to PCM's computer software programs and business processes to provide for PCM's ability to continue to function effectively.

     In 1997, PCM began the process of identifying, evaluating and implementing changes to PCM's computer programs necessary to address the Year 2000 issue. The General Partner is currently addressing the Partnership's internal Year 2000 issue by coordinating with PCM in connection with PCM's modification of existing programs and conversions to new programs.
     The General Partner is also in communication with financial institutions and other entities with which PCM and the Partnership conduct business to help them identify and resolve the Year 2000 issue as it relates to the Partnership's business operations. An assessment of the readiness of those third party institutions and entities with which the Partnership does business is ongoing. While PCM and the General Partner are confident that PCM will complete assessment and remediation of PCM's computer software, there can be no assurance that the necessary modifica-tions and conversions by those third party institutions and entities with which PCM and the Partnership conduct business will be completed in a timely manner, which could have a material adverse effect on the Partnership's results of operations. The total cost to the Partnership associated with the required modifications and conversions is not expected to be material to the Partnership's results of operations and financial position and is being expensed as incurred.


                         PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.

     Reference is made to the Partnership's Form 10-KSB dated March 31, 1998, in which such legal proceedings were reported in Part I, Item 3, "Legal Proceedings". The Partnership, by this reference, makes that disclosure a part of this Form 10-QSB.

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


     Dated: May 15, 1998 Performance Asset Management Fund III, Ltd.,
                         --------------------------------------------
                         A California Limited Partnership
                         --------------------------------
                                 (Registrant)


     By:   /S/Vincent E. Galewick
           ----------------------
           Vincent E. Galewick
           President of the General Partner,
           Performance Development, Inc.