Form 10QSB
period 1998-06-30
PERFORMANCE ASSET MANAGEMENT FUND III LTD
filed 1998-08-13
CIK 1022241

Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes___ No ___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: N/A

     Transitional Small Business Disclosure Format (check one):
                    Yes ___         No _X_

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB


                                     PART I

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Plan of Operation


                                     PART II

Item 1. Legal Proceedings

Item 2. Exhibits and Reports

               Signatures

PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
A CALIFORNIA LIMITED PARTNERSHIP

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Index to the Financial Statements for the Partnership:

Balance Sheets as of June 30, 1998 and December 31,1997.......................4

Statements of Operations for the Three and Six Months Ended June 30,
1998 and June 30, 1997........................................................5

Statements of Partners' Capital (Deficit) for the Six Months Ended
June 30, 1998 and Year Ended December 31, 1997................................6

Statements of Cash Flows for the Six Months Ended June 30,
1998 and June 30, 1997........................................................7

Notes to Financial Statements.................................................8

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

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997
                                   (UNAUDITED)

                                     ASSETS
                                                         1998           1997
                                                     -----------    -----------
Cash and equivalents                                 $   660,395    $ 1,109,587
Cash held in trust                                     2,192,197      2,141,594
Investments in distressed loan portfolios, net         2,374,809      1,663,174
Due from affiliate                                            --         56,221
Other assets                                              64,480         64,480
                                                     ===========    ===========
         Total assets                                $ 5,291,881    $ 5,035,056
                                                     ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts  payable                                    $     4,500    $     5,219
Due to affiliates, net                                   750,795        464,128
                                                     -----------    -----------
         Total liabilities                               755,295        469,347
                                                     -----------    -----------

Commitments and contingencies

General partner's deficit (no units outstanding)        (398,835)      (395,923)
Limited partners' capital (2,000 units authorized;
1998 units issued and outstanding June 30,1998
and December 31, 1997)                                 4,935,421      4,961,632
                                                     -----------    -----------
         Total partners' capital                       4,536,586      4,565,709
                                                     ===========    ===========
         Total liabilities and partners' capital     $ 5,291,881    $ 5,035,056
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               For the Three                          For the Six
                                                           Months Ended June 30                  Months Ended June 30
                                                       -----------------------------        ------------------------------
                                                          1998               1997               1998               1997
                                                       ----------        -----------        -----------        -----------
Portfolio collections                                  $  250,221        $   317,249        $   487,265        $   532,617
Less: portfolio basis recovery                            250,221            317,249            487,265            532,617
                                                       ----------        -----------        -----------        -----------
        Net investment income                                  --                 --                 --                 --
                                                       ----------        -----------        -----------        -----------
Cost of operations:
  Collection expense                                        6,451             29,065             33,789             29,275
  Management fee expense                                   14,588             13,626             30,488             28,901
  Professional fees                                         9,410             37,353             27,745             71,758
  Amortization                                                 --                289                 --                633
  General and administrative expense                        1,041              5,548              1,198              6,488
                                                       ----------        -----------        -----------        -----------
        Total operating expenses                           31,490             85,881             93,220            137,055
                                                       ----------        -----------        -----------        -----------
Income (loss) from operations                             (31,490)           (85,881)           (93,220)          (137,055)
Other income:
  Interest                                                 29,744             65,887             64,097             75,604
  Other income                                                 --                 --                 --                 84
                                                       ==========        ===========        ===========        ===========
Net income (loss)                                         ($1,746)          ($19,994)          ($29,123)          ($61,367)
                                                       ==========        ===========        ===========        ===========

Net income (loss) allocable to general partner           ($174.60)        ($1,999.40)        ($2,912.30)        ($6,136.70)
                                                       ==========        ===========        ===========        ===========
Net income (loss) allocable to limited partners        ($1,571.40)       ($17,994.60)       ($26,210.70)       ($55,230.30)
                                                       ==========        ===========        ===========        ===========
Net income (loss) per limited partnership unit             ($0.79)            ($9.01)           ($13.12)           ($27.64)
                                                       ==========        ===========        ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
     For the Six Months Ended June 30, 1998 and Year Ended December 31,1997
                                  (UNAUDITED)

                                      General        Limited
                                      Partner        Partners          Total
                                    -----------     -----------     -----------
Balance, December 31, 1996             (289,959)      5,916,522       5,626,563
  Distributions                         (88,800)       (800,400)       (889,200)
  Net income                            (17,164)       (154,490)       (171,654)
                                    -----------     -----------     -----------
Balance, December 31, 1997            ($395,923)     $4,961,632      $4,565,709
                                    -----------     -----------     -----------
  Net income                             (2,912)        (26,211)        (29,123)
                                    ===========     ===========     ===========
Balance, June 30, 1998                ($398,835)     $4,935,421      $4,536,586
                                    ===========     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997
                                   (UNAUDITED)

                                                               1998          1997
                                                           -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                           ($29,123)      ($61,367)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Amortization                                                  --            633
      Decrease (increase) in assets:
        Other assets                                                --             (3)
        Due from affiliates                                     56,221       (157,313)
      Increase (decrease) in liabilities:
        Accounts payable                                          (719)         7,754
        Due to affiliates                                      286,667       (166,308)
                                                           -----------    -----------
      Net cash provided by (used in)
        operating activities                                   313,046       (376,604)
                                                           -----------    -----------
Cash flows provided by (used in) investing activities:
  Recovery of portfolio basis                                  487,265        532,617
  Purchase of investments in distressed loan portfolios     (1,198,900)            --
  Cash held in trust                                           (50,603)       564,778
                                                           -----------    -----------
        Net cash provided by investing activities             (762,238)     1,097,395
                                                           -----------    -----------
Cash flows provided by (used in) financing activities:
  Distributions to partners                                         --       (667,200)
                                                           -----------    -----------
        Net cash used in financing activities                       --       (667,200)
                                                           -----------    -----------
Net (decrease) increase in cash                               (449,192)        53,591
Cash at beginning of period                                  1,109,587        775,755
                                                           ===========    ===========
Cash at end of period                                         $660,395       $829,346
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

Profits, losses, and cash distributions are allocated 90% to the limited partners and 10% to the General Partner until such time as the limited partners have received cash equal to 100% of their contributions to the Partnership. Thereafter, Partnership profits, losses and cash distributions will be allocated 70% to the limited partners and 30% to the General Partner.

Cash and Equivalents

The Partnership defines cash equivalents as all highly liquid investments with an original maturity of three months or less. The Partnership maintains its cash balances at one bank in accounts, which at times, may exceed federally insured limits. The Partnership uses a cash management system whereby idle cash balances are transferred daily into a master account and invested in high quality, short-term securities that do not enjoy the benefit of the federal insurance. The General Partner believes that these cash balances are not subject to any significant credit risk, due to the nature of the investments and the strength of the bank and has not experienced any past losses with cash and equivalent investments.

The Partnership received interest income from these investments of $64,097 and $75,604 for the six months ended June 30, 1998 and June 30, 1997, respectively.

Cash Held in Trust

The General Partner  anticipates  that the  Partnership  and  Performance  Asset
Management Fund, Ltd., A California Limited Partnership; Performance Asset Management Fund II, Ltd., A California Limited Partnership; Performance Asset
Management Fund IV, Ltd., A California Limited Partnership; Performance Asset Management Fund V, Ltd., A California Limited Partnership, all affiliates of the Partnership ("PAM Funds") may, in the future, be reorganized and merged into Performance Asset Management Company, a Delaware Corporation ("PAMCO") ("Rollup"). In an effort to accomplish the Rollup, the General Partner, on behalf of the Partnership and the PAM Funds, entered into an agreement on December 12, 1995, with the State of California Department of Corporations ("Department"), pursuant to the provisions of which the Performance Asset Management Fund Trust ("Trust") was created. Certain funds of the Partnership are held by the Trust and these funds held in trust are subject to the terms of the Trust agreement. The Trust was the recipient of those funds resulting from the settlement of certain then pending litigation between the Partnership and its affiliates and West Capital Financial Services Corp. and its affiliates. The funds held by the Trust, until Trust termination, must not be less than $5,000,000, which is comprised of funds from the Partnership and the PAM Funds. The Trust agreement specifies that the Trust will terminate and the trustee will distribute all of the remaining funds held by the trustee on August 16, 1998, if the Rollup is not completed by such date. The Department has indicated that it will oppose the termination of the Trust on August 16, 1998. The Partnership is attempting to reach an agreement with the Department regarding the termination of the Trust and the disposition of the Partnership's funds held by the Trust. The Partnership's share of the Trust's funds at June 30, 1998 and December 31, 1997 was $2,192,197 and $2,141,594, respectively.

Investments in Distressed Loan Portfolios and Revenue Recognition

Investments in distressed loan portfolios are carried at the lower of cost or estimated net realizable value. Amounts collected are treated as a reduction to the carrying basis of the related investment on an individual portfolio basis and are reported in the Statement of Operations as portfolio collections. Under the cost recovery method of revenue recognition used by the Partnership, net investment income is not recognized until 100% recovery of the carrying value of the investment in each portfolio occurs. Estimated net realizable value represents management's estimates, based on its present plans and intentions, of the present value of future collections. Due to the distressed nature of these investments, no interest is earned on outstanding balances, and there is no assurance that the unpaid balances of these investments will ultimately be collected. Any adjustments reducing the carrying value of the individual portfolios are recorded in the results of operations as general and administrative expenses.

Organization Costs, Net

Organization costs include legal and other professional fees incurred related to the initial organization of the Partnership. These costs are capitalized and amortized using the straight-line method over five years. Organization costs were fully amortized at December 31, 1997.

Professional Fees

Professional fees are incurred in relation to ongoing accounting and legal assistance.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward Looking Statements.

The information contained in this report on Form 10-QSB, other than historical facts, contains "forward-looking statements" (as such term is defined with the meaning of the Private Securities Litigation Reform Act of 1995) including, without limitation, statements as to the Partnership's objective to grow through future portfolio acquisitions, portfolio account sales, the Partnership's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Partnership's future operating performance, and statements as to the Partnership's or management's beliefs, expectations and opinions. Forward looking statements may be identified by the use of forward looking terminology, such as "may", "will", "expect", "estimate", "anticipate", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Partnership will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, and the other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission, including the Partnership's Annual Report on Form 10-KSB, filed on March 31, 1998, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

Results of Operations.

Portfolio collections for the six months ended June 30, 1998 decreased approximately 9% to $487,265, from $532,617 for the comparable period ended 1997. All collections received for the six months ended June 30, 1998 were reflected as portfolio recoveries and, accordingly, no investment income was recorded for this period. The decrease in portfolio collections was due to the lack of portfolio sales for the six months ended June 30, 1998, compared to $52,002 for the same period of 1997.

Portfolio collections of $487,265 were received on six portfolios in 1998. Four of these six portfolios comprised 91% of the total book value in investments in distressed loan portfolios, and accounted for 98% of the total portfolio collections, for the six months ended June 30, 1998. Collections for the months ended April 30, May 31, and June 30 totaled $106,735, $73,987, and $69,499, respectively.

The Partnership acquired two new portfolios totaling $1,198,900 during the first six months of 1998. These acquisitions contributed to a 43% increase in the book value of total investments in distressed loan portfolio. Portfolio collections from these two portfolios represents 20% of total portfolio collections for the six months ended June 30, 1998.

The Partnership did not receive proceeds from portfolio sales for the six months ended June 30, 1998. For the comparable period ended June 30, 1997, proceeds from portfolio sales of $52,002 were received and recorded as recoveries of investment basis. The General Partner believes that proceeds from both collection and portfolio account sales will continue in subsequent periods.

Total operating expenses decreased 32% to $93,220 for the six months ended June 30, 1998, from $137,055 for the comparable period in 1997. The Partnership realized a reduction in professional fees of 61% to $27,745 from $71,758, primarily related to a reduction in accounting fees associated with the Partnership's audit and a reduction in legal fees. General and administrative expenses decreased approximately 82% from $6,488 to $1,198. This is primarily attributed to printing expenses related to the annual audit, which the Partnership has yet to incur this year. Operating expenses as a percentage of portfolio collections totaled approximately 19% for the six months ended June 30, 1998, as compared to 26% for the comparable period in 1997. This decrease relates primarily to a reduction in professional fees.

Total operating expenses decreased 63% to $31,490 for the three months ended June 30, 1998, compared to $85,881 for the three months ended June 30, 1997. This is primarily attributed to a decrease in collection expenses and professional fees. Collection expense decreased 78% to $6,451 for the three months ended June 30, 1998 from $29,065 for the comparable period ended June 30, 1997, due to a decrease in skip tracing used in that period. Professional fees decreased 74% in the second quarter of 1998 to $9,410, from $37,353 in the similar period ended 1997, due primarily to a reduction in accounting and legal expenses. General and administrative expenses decreased 81% to $1,041 for the three months ended June 30, 1998 from $5,548 for the comparable period 1997, due to printing expenses related to the annual audit that the Partnership has yet to incur for 1998. Management fees decreased 9% for the three months ended June 30, 1998 to $14,588 from $13,626 for the three months ended June 30, 1997, due to the reduction of net assets under management. Operating expenses as a percentage of portfolio collections decreased 14% to 13% for the three months ended June 30, 1998, from 27% for the three months ended June 30, 1997, because of decreased collection expenses.

Financial Condition, Liquidity and Capital Resources.

The Partnership's total assets increased approximately 5% to $5,291,881 as of June 30, 1998, from $5,035,056 at December 31, 1997. The increase was primarily attributed to the purchase of two new portfolios totaling $1,198,900, which offset the decrease in investments in distressed loan portfolios.

The increase in due to affiliates of $286,667 was due primarily to unpaid management fees and the reimbursement of legal expenses to the General Partner recorded but not yet paid.

The Partnership acquired two new distressed loan portfolio assets in the first half of 1998 from third party financial institutions, which specialize in credit card organizations. The General Partner anticipates that the Partnership will acquire additional portfolios in the near future. Future acquisitions will depend on the asset market, which continues to grow in size and diversity. The General Partner believes that the Partnership will continue to acquire low-end-priced distressed portfolios; however, the General Partner will continue to evaluate assets with different pricing and debtor account structure in order to determine whether such portfolios can generate strong immediate cash flows and provide additional liquidity to the Partnership.

The Partnership has made no future commitments with credit card originators and other financial institutions to acquire portfolio assets. The General Partner and Performance Capital Management, Inc., a California corporation and an affiliate of the General Partner ("PCM"), plan to use their present contacts and relationships to identify and acquire additional assets at optimal prices, and believe that they will have no difficulty in identifying and acquiring such assets. The General Partner suspended distributions in the third quarter of 1997 in order to improve the financial condition of the Partnership and position the Partnership for future portfolio acquisitions. The General Partner also believes current cash reserves and future portfolio collection proceeds will be sufficient to acquire portfolio assets in the next twelve months.

Impact of Additional Partnership Acquisitions and Resources on Operations.

The General Partner anticipates that additional future portfolio acquisitions and continued expansion will improve the Partnership's liquidity, profitability and financial condition, as a result of increased portfolio collections and sales. The General Partner believes that PCM must continue to increase the amount of its collection representatives and human resources in order to supplement such growth. PCM is seeking to lease office space in which PCM plans to move and expand its facility. The General Partner believes that this move provides the adequate operating facilities for the future growth of PCM, which will subsequently increase portfolio collections for the Partnership.

A proposal is currently under consideration by the General Partner, pursuant to which the PAM Funds and the Partnership would merge with and into PAMCO. The result of the proposed merger would be that a series of interrelated changes to the current organizational form of PAMCO would be implemented, including (a) merging the Partnership and the PAM Funds with and into PAMCO, as a result of which PAMCO would be the sole surviving entity; (b) terminating the PAM Funds and the Partnership and (c) converting the Limited Partners interests in the Partnership into shares of common stock to be issued by PAMCO.

Year 2000 Compliance.

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

                                     PART II

Item 1. Legal Proceedings.

No additional proceedings have occurred since May 10, 1998, the date of the latest report provided. In addition, no material developments are noted with respect to those matters described in the latest report dated May 10, 1998. Reference is made to the registrant's Form 10-KSB dated March 31,1998, in which such legal proceedings were reported in Part I, Item 3. Legal Proceedings. The registrant, by this reference, makes that disclosure a part of this Form 10-QSB.

Item 2. Exhibits and Reports.

(a)  Exhibits

Exhibit Number      Exhibit
--------------      -------

     1              Certificate  of  Limited   Partnership  Form  LP-1  (Charter
                    Document)*

     2 Agreement of Limited Partnership (Instrument defining the rights of Security Holders)**

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


Dated: August 12, 1998         Performance Asset Management Fund III, Ltd.,
                                     A California Limited Partnership
                                               (Registrant)



                                        By:
                                            -----------------------------------
                                            Vincent E. Galewick
                                            President of the General Partner,
                                            Performance Development, Inc.