Form 10QSB
period 1998-09-30
PERFORMANCE ASSET MANAGEMENT FUND III LTD
filed 1998-11-16
CIK 1022241

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended September 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to ______________

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___ No ___.

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


Item 1.  Legal Proceedings

Item 2.  Exhibits and Reports


         Signatures

PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
A CALIFORNIA LIMITED PARTNERSHIP

                                     PART I



ITEM 1.  FINANCIAL STATEMENTS


Index to the Financial Statements for the Partnership:

Balance Sheets as of September 30, 1998 and December 31, 1997 ...............  4

Statements of Operations for the Three and Nine Months Ended September 30,
1998 and September 30, 1997 .................................................  5

Statements of Partners' Capital (Deficit) for the Nine Months Ended September
 30, 1998 and Year Ended December 31, 1997 ..................................  6

Statements of Cash Flows for the Nine Months Ended September 30,
1998 and September 30, 1997 .................................................  7

Notes to Financial Statements ...............................................  8


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

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                                   (UNAUDITED)

                                     ASSETS

                                                                             9/30/98       12/31/97
                                                                           -----------    -----------
Cash and equivalents                                                       $   385,895    $ 1,109,587
Cash held in trust                                                           2,216,480      2,141,594
Investments in distressed loan portfolios, net                               2,244,116      1,663,174
Due from affiliate                                                                  --         56,221
Other assets                                                                    64,480         64,480
                                                                           -----------    -----------
          Total assets                                                     $ 4,910,971    $ 5,035,056
                                                                           ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts  payable                                                          $     4,500    $     5,219
Due to affiliates, net                                                         391,150        464,128
                                                                           -----------    -----------
          Total liabilities                                                    395,650        469,347
                                                                           -----------    -----------

Commitments and contingencies

General partner's deficit (no units outstanding)                              (400,962)      (395,923)
Limited partners' capital (2,000 units authorized;
1,998 units issued and outstanding September 30,
1998, and December 31, 1997)                                                 4,916,283      4,961,632
                                                                           -----------    -----------
          Total partners' capital                                            4,515,321      4,565,709
                                                                           -----------    -----------
          Total liabilities and partners' capital                          $ 4,910,971    $ 5,035,056
                                                                           ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         For the Three                  For the Nine
                                                   Months Ended September 30      Months Ended September 30
                                                   -------------------------      -------------------------
                                                       1998           1997           1998           1997
                                                    ---------      ---------      ---------      ---------
Portfolio collections                                $190,517       $194,043       $677,782       $726,660
Less: portfolio basis recovery                        190,517        194,043        677,782        726,660
                                                    ---------      ---------      ---------      ---------
                  Net investment income                    --             --             --             --
                                                    ---------      ---------      ---------      ---------
Cost of operations:
          Collection expense                              542          8,615         34,331         37,890
          Management fee expense                       14,302         11,974         44,790         40,875
          Professional fees                            37,415          6,801         65,160         78,559
          Amortization                                     --            290             --            923
          General and administrative expense              124            667          1,322          7,155
                                                    ---------      ---------      ---------      ---------
                  Total operating expenses             52,383         28,347        145,603        165,402
                                                    ---------      ---------      ---------      ---------
Income (loss) from operations                         (52,383)       (28,347)      (145,603)      (165,402)
Other income:
          Interest                                     31,118         36,054         95,215        111,658
          Other income                                     --             --             --             84
                                                    ---------      ---------      ---------      ---------
Net income (loss)                                    ($21,265)        $7,707       ($50,388)      ($53,660)
                                                    =========      =========      =========      =========

Net income (loss) allocable to general partner        ($2,127)          $771        ($5,039)       ($5,366)
                                                    =========      =========      =========      =========
Net income (loss) allocable to limited partners      ($19,139)        $6,936       ($45,349)      ($48,294)
                                                    =========      =========      =========      =========
Net income (loss) per limited partnership unit         ($9.58)         $3.47        ($22.70)       ($24.17)
                                                    =========      =========      =========      =========

    The accompanying notes are an integral part of the financial statements.

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
  For the Nine Months Ended September 30, 1998 and Year Ended December 31,1997
                                   (UNAUDITED)

                                    General         Limited
                                    Partner         Partners           Total
                                  -----------      -----------      -----------
Balance, December 31, 1996           (289,959)       5,916,522        5,626,563
       Distributions                  (88,800)        (800,400)        (889,200)
       Net income (loss)              (17,164)        (154,490)        (171,654)
                                  -----------      -----------      -----------
Balance, December 31, 1997        ($  395,923)     $ 4,961,632      $ 4,565,709
                                  -----------      -----------      -----------
       Net income (loss)               (5,039)         (45,349)         (50,388)
                                  -----------      -----------      -----------
Balance, September 30, 1998       ($  400,962)     $ 4,916,283      $ 4,515,321
                                  ===========      ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                  PERFORMANCE ASSET MANAGEMENT FUND III, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997
                                   (UNAUDITED)

                                                                        1998             1997
                                                                     -----------      -----------
Cash flows from operating activities:
  Net income (loss)                                                  ($   50,388)     ($   53,660)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Amortization                                                            --              923
      Decrease (increase) in assets:
         Other assets                                                         --               (3)
         Due from affiliates                                              56,221           42,576
      Increase (decrease) in liabilities:
         Accounts payable                                                   (719)           3,785
         Due to affiliates                                               (72,978)        (202,456)
                                                                     -----------      -----------
      Net cash provided by (used in)
        operating activities                                             (67,864)        (208,835)
                                                                     -----------      -----------
Cash flows provided by (used in) investing activities:
  Recovery of portfolio basis                                            677,782          726,660
  Purchase of investments in distressed loan portfolios               (1,258,724)         (25,475)
  Cash held in trust                                                     (74,886)         540,514
                                                                     -----------      -----------
      Net cash provided by investing activities                         (655,828)       1,241,699
                                                                     -----------      -----------
Cash flows provided by (used in) financing activities:
  Distributions to partners                                                   --         (889,200)
                                                                     -----------      -----------
      Net cash used in financing activities                                   --         (889,200)
                                                                     -----------      -----------
Net (decrease) increase in cash                                         (723,692)         143,664
Cash at beginning of period                                            1,109,587          775,755
                                                                     -----------      -----------
Cash at end of period                                                $   385,895      $   919,419
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

The Partnership received interest income from these investments of $95,215 and $111,658 for the nine months ended September 30, 1998 and September 30, 1997, respectively.

Cash Held in Trust

The General Partner was planning to reorganize and merge the Partnership and Performance Asset Management Fund, Ltd., A California Limited Partnership;
Performance  Asset Management Fund II, Ltd., A California  Limited  Partnership;
Performance Asset Management Fund IV, Ltd., A California Limited Partnership; Performance Asset Management Fund V, Ltd., A California Limited Partnership, all affiliates of the Partnership ("PAM Funds"), and Performance Capital Management, Inc., a California corporation of another affiliate of the Partnership ("PCM"), with and into Performance Asset Management Company, a Delaware Corporation ("PAMCO") ("Rollup"). In an effort to accomplish the Rollup, the General Partner, on behalf of the Partnership and the PAM Funds, entered into an agreement on December 12, 1995, with the State of California Department of Corporations ("Department"), pursuant to the provisions of which the Performance Asset Management Fund Trust ("Trust") was created. Certain funds of the Partnership are held by the Trust and these funds held in trust are subject to the terms of the Trust agreement. The Trust was the recipient of those funds resulting from the settlement of certain then pending litigation between the Partnership and its affiliates and West Capital Financial Services Corp. and its affiliates. The funds held by the Trust, until Trust termination, must not be less than $5,000,000, which is comprised of funds from the Partnership and the PAM Funds. The Trust agreement specifies that the Trust will terminate and the trustee will distribute all of the remaining funds held by the trustee on August 16, 1998, if the Rollup is not completed by such date. The Department opposed the termination of the Trust on August 16, 1998. As a result, the term of the Trust was extended to November 18, 1998; and the General Partner anticipates that the tem of the Trust will be extended again. The Partnership is attempting to reach an agreement with the Department regarding the termination of the Trust and the disposition of the Partnership's funds held by the Trust. The Partnership's share of the Trust's funds at September 30, 1998, and December 31, 1997, was $2,216,480 and $2,141,594, respectively.

Litigations

On or about November 12, 1998, attorneys for the General Partner were informed by the State of California Commissioner of Corporations ("Commissioner") that the Commissioner then intended to file an action in Los Angeles Superior Court seeking to have appointed a receiver to take over the affairs of the Partnership and its affiliated entities. Additionally, a hearing in Los Angeles County Superior Court is scheduled to occur at 8:30 A.M. on November 16, 1998, for the purpose of the Court's determination whether or not such a receiver is necessary or appropriate. The General Partner intends, for and on behalf of the Partnership, to oppose the appointment of such a receiver.

The Commissioner has informed attorneys for the General Partner that the Commissioner has determined that certain affiliates of the Partnership, i.e., Vincent E. Galewick; Income Network Company, the Placement Manager of the offer and sale of the Units in the Partnership; Performance Asset Management Company, a Delaware corporation ("PAMCO"); and Performance Telecom Services, LLC, a California limited liability company ("PTS"), filed documents with the Commissioner which contained misrepresentations of material fact; and, additionally, those documents omitted to specify certain material facts which, in the opinion of the Commissioner, should have been included therein. Those affiliates disagree significantly with the determination of the Commissioner and intend to oppose any litigation or other enforcement action commenced by the Commissioner against those affiliates.

Additionally,  on or about November 6, 1998, the Commissioner  issued to Vincent
E. Galewick and Income Network Company two (2) cease and refrain orders. One such order orders Mr. Galewick and Income Network Company to desist and refrain from the further offer and sale in the State of California of securities by means of misrepresentation or omissions of material facts in violation of
Section 25401 of the California Corporate Securities Law of 1968 ("Law"). Mr. Galewick and Income Network Company deny that either of them have offered or sold securities in the State of California by means of misrepresentation or omissions of material facts. Neither Mr. Galewick nor Income Network Company believe that either Income Network Company or Mr. Galewick is participating in the offer or sale in the State of California of securities by means of misrepresentation or omissions of material facts in violation of Section 25401 of the Law. The second order issued to Mr. Galewick only orders Mr. Galewick to desist and refrain from the further offer and sale in the State of California of securities unless and until qualification of those securities has been made pursuant to the provisions of the Law.

The Commissioner believes that Mr. Galewick and certain of his affiliates have made certain misrepresentations and omissions of material facts in certain applications to qualify (register) securities with the Commissioner. Those misrepresentations and omissions relate to (i) the affairs of Desert Hot Springs Resort Limited Partners, Series A, Ltd. and Desert Hot Springs Resort Limited Partners, Series B, Ltd., two California limited partnerships for which Performance Development, Inc. (wholly owned by Mr. Galewick and which serves as the General Partner of the Partnership) serves as the General Partner (collectively, "DHSRLP"); (ii) certain litigation filed by SunAmerica, Inc. and certain of its affiliates (collectively, "SunAmerica") against Mr. Galewick and certain of his affiliates alleging fraud and deceit, gross negligence and violations of Section 10(b) of the Securities Exchange act of 1934 and Rule 10b-5; and (iii) compensation paid by the Partnership and other similar California limited partnerships to various affiliates of the General Partner and Income Network Company. Mr. Galewick and those affiliates believe that (i) no such misrepresentations or omissions of material facts were, in fact, made relating either to (a) DHSRLP or (b) the SunAmerica litigation and (ii) SunAmerica has no basis for its litigation against Mr. Galewick or those affiliates. The General Partner believes that appropriate disclosure regarding compensation paid by the Partnership and those other partnerships to those affiliates was made.

On November 12, 1998, the Commissioner issued an order pursuant to the provisions of Section 25531 of the California Corporations Code appointing Barry
A. Fisher as a Keeper for Income Network Company ("Keeper") ("Order"). Pursuant to the provisions of the Order, the Keeper shall take possessions of all books, records, accounts and other papers of Income Network Company. Additionally, the Keeper is authorized, empowered and directed to employ attorneys and such other persons as the Keeper may deem to be necessary to assist the Keeper in the performance of his duties contemplated by the provisions of the Order. The Keeper is to undertake an independent review into the books, records, accounts and other papers of Income Network Company and file with the Department an inventory of all books, records, accounts and other papers of Income Network Company of which he shall then have reviewed, observed and/or discovered pursuant to the provisions of the Order. The Order does not allow the Keeper to take possession of or interfere in the business of the affiliates of Income Network Company. Income Network Company has notified the Commissioner that Income Network Company intends to take any and all legal action necessary or appropriate, including a hearing in Los Angeles County Superior court, to cause the Keeper to be removed from Income Network Company and his powers, granted pursuant to the provisions of the Order, terminated.

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

Results of Operations.

Portfolio collections for the nine months ended September 30, 1998 decreased approximately 7% to $677,782, from $726,660 for the comparable period ended 1997. The decrease in portfolio collections was due to the lack of portfolio sales for the nine months ended September 30, 1998, compared to $56,600 for the same period of 1997. All collections received for the nine months ended September 30, 1998 were reflected as portfolio recoveries and, accordingly, no investment income was recorded for this period.

Portfolio collections of $677,782 were received on nine portfolios in 1998. Four of these nine portfolios comprised 90% of the total book value in investments in distressed loan portfolios, and accounted for 98 % of the total portfolio collections, for the nine months ended September 30, 1998. Collections for the months ended July 31, August 31, and September 30 totaled $63,191, $62,076, and $65,250, respectively.

The Partnership acquired three new portfolios totaling $1,258,724 during the first nine months of 1998. These acquisitions offset the decrease in the book value of investments in distressed loan portfolios. For the nine months ended September 30, 1998, investments in distressed loan portfolios increased 35%. Portfolio collections from the three new portfolios represented 19% of total portfolio collections for the nine months ended September 30, 1998.

The Partnership did not receive proceeds from portfolio sales for the nine months ended September 30, 1998. For the comparable period ended September 30, 1997, proceeds from portfolio sales of $54,711 were received and recorded as recoveries of investment basis. The General Partner believes that proceeds from both collection and portfolio account sales will continue in subsequent periods.

Total operating expenses decreased 12% to $145,603 for the nine months ended September 30, 1998, from $165,402 for the comparable period in 1997. Professional fees decreased 17% to $65,160 from $78,559, primarily related to a reduction in accounting fees associated with the Partnership's audit and a reduction in legal fees. General and administrative expenses decreased approximately 82% from $7,155 to $1,322. This is primarily attributed to printing expenses related to the annual report sent to the investors, which the Partnership has yet to incur this year. Operating expenses as a percentage of portfolio collections totaled approximately 22% for the nine months ended September 30, 1998, as compared to 23% for the comparable period in 1997. This decrease relates primarily to a reduction in professional fees and general and administrative expenses.

Total operating expenses increased 85% to $52,383 for the three months ended September 30, 1998, compared to $28,347 for the three months ended September 30, 1997. This is primarily attributed to an increase in legal fees. Collection expense decreased 94% to $542 for the three months ended September 30, 1998 from $8,615 for the comparable period ended September 30, 1997, due to the absence of any acquisitions of distressed loan portfolios and costs associated with the acquisitions. Professional fees rose 450% in the third quarter of 1998 to $37,415, from $6,801 in the similar period ended 1997, due primarily to an increase in legal expenses. General and administrative expenses decreased 19% to $124 for the three months ended September 30, 1998 from $ 667 for the comparable period 1997, due to the absence of postage expense in 1998, associated with sending investor distributions. Management fees increased 20% for the three months ended September 30, 1998 to $14,302 from $11,974 for the three months ended September 30, 1997, due to an increase of net assets under management. Operating expenses as a percentage of portfolio collections increased 13% to 28% for the three months ended September 30, 1998, from 15% for the three months ended September 30, 1997, due to increased professional fees.

Financial Condition, Liquidity and Capital Resources.

The Partnership's total assets decreased approximately 2% to $4,910,971 as of September 30, 1998, from $5,035,056 at December 31, 1997. The decrease was primarily attributed to the reduction of cash and equivalents in order to pay amounts due to the Partnership's affiliates. The decrease in due to affiliates of $72,978 was due primarily to payment of management fees and the reimbursement of legal expenses to the General Partner.

The Partnership acquired three new distressed loan portfolio assets in the first three quarters of 1998 from third party financial institutions, which specialize in credit card organizations. The General Partner anticipates that the Partnership will acquire additional portfolios in the near future. Future acquisitions will depend on the asset market, which continues to grow in size and diversity. The General Partner believes that the Partnership will continue to acquire low-end-priced distressed portfolios; however, the General Partner will continue to evaluate assets with different pricing and debtor account structures in order to determine whether such portfolios can generate strong immediate cash flows and provide additional liquidity to the Partnership.

The Partnership has made no future commitments with credit card originators and other financial institutions to acquire portfolio assets. The General Partner and Performance Capital Management, Inc., a California corporation and an affiliate of the General Partner ("PCM"), plan to use their present contacts and relationships to identify and acquire additional assets at optimal prices, and believe that they will have no difficulty in identifying and acquiring such assets. The General Partner believes that current cash reserves and future portfolio collection proceeds will be sufficient to acquire portfolio assets in the next twelve months.

At this time the General Partner has withdrawn the application for the Rollup of the Partnership with the PAM Funds into PAMCO. This is due to the continuing regulatory delays and complexity of the reorganization of the Rollup. The General Partner has resumed distributions to its investors in the fourth quarter of 1998.

Impact of Additional Partnership Acquisitions and Resources on Operations.

The General Partner anticipates that additional future portfolio acquisitions and continued expansion will improve the Partnership's liquidity, profitability and financial condition, as a result of increased portfolio collections and sales. The General Partner believes that PCM must continue to increase the amount of its collection representatives and human resources in order to supplement such growth. PCM has signed a lease for over 18,000 square feet of office space into which, it plans to move and expand its facilities during the fourth quarter of 1998. The General Partner believes that this move provides the adequate operating facilities for the future growth of PCM, which will subsequently increase portfolio collections for the Partnership.

The proposal by the General Partner, pursuant to which the PAM Funds and the Partnership would merge with and into PAMCO, has been withdrawn. The General Partner has re-evaluated its objectives due to the lengthy delays that have been experienced in accomplishing the Rollup. Due to the change of plans for the Rollup, the General Partner has resumed investor distributions during the fourth quarter of 1998.

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

                                     PART II

Item 1. Legal Proceedings

On or about November 12, 1998, attorneys for the General Partner were informed by the State of California Commissioner of Corporations ("Commissioner") that the Commissioner then intended to file an action in Los Angeles Superior Court seeking to have appointed a receiver to take over the affairs of the Partnership and its affiliated entities. Additionally, a hearing in Los Angeles County Superior Court is scheduled to occur at 8:30 A.M. on November 16, 1998, for the purpose of the Court's determination whether or not such a receiver is necessary or appropriate. The General Partner intends, for and on behalf of the Partnership, to oppose the appointment of such a receiver.

The Commissioner has informed attorneys for the General Partner that the Commissioner has determined that certain affiliates of the Partnership, i.e., Vincent E. Galewick; Income Network Company, the Placement Manager of the offer and sale of the Units in the Partnership; Performance Asset Management Company, a Delaware corporation ("PAMCO"); and Performance Telecom Services, LLC, a California limited liability company ("PTS"), filed documents with the Commissioner which contained misrepresentations of material fact; and, additionally, those documents omitted to specify certain material facts which, in the opinion of the Commissioner, should have been included therein. Those affiliates disagree significantly with the determination of the Commissioner and intend to oppose any litigation or other enforcement action commenced by the Commissioner against those affiliates.

Additionally,  on or about November 6, 1998, the Commissioner  issued to Vincent
E. Galewick and Income Network Company two (2) cease and refrain orders. One such order orders Mr. Galewick and Income Network Company to desist and refrain from the further offer and sale in the State of California of securities by means of misrepresentation or omissions of material facts in violation of
Section 25401 of the California Corporate Securities Law of 1968 ("Law"). Mr. Galewick and Income Network Company deny that either of them have offered or sold securities in the State of California by means of misrepresentation or omissions of material facts. Neither Mr. Galewick nor Income Network Company believe that either Income Network Company or Mr. Galewick is participating in the offer or sale in the State of California of securities by means of misrepresentation or omissions of material facts in violation of Section 25401 of the Law. The second order issued to Mr. Galewick only orders Mr. Galewick to desist and refrain from the further offer and sale in the State of California of securities unless and until qualification of those securities has been made pursuant to the provisions of the Law.

The Commissioner believes that Mr. Galewick and certain of his affiliates have made certain misrepresentations and omissions of material facts in certain applications to qualify (register) securities with the Commissioner. Those misrepresentations and omissions relate to (i) the affairs of Desert Hot Springs Resort Limited Partners, Series A, Ltd. and Desert Hot Springs Resort Limited Partners, Series B, Ltd., two California limited partnerships for which Performance Development, Inc. (wholly owned by Mr. Galewick and which serves as the General Partner of the Partnership) serves as the General Partner (collectively, "DHSRLP"); (ii) certain litigation filed by SunAmerica, Inc. and certain of its affiliates (collectively, "SunAmerica") against Mr. Galewick and certain of his affiliates alleging fraud and deceit, gross negligence and violations of Section 10(b) of the Securities Exchange act of 1934 and Rule 10b-5; and (iii) compensation paid by the Partnership and other similar California limited partnerships to various affiliates of the General Partner and Income Network Company. Mr. Galewick and those affiliates believe that (i) no such misrepresentations or omissions of material facts were, in fact, made relating either to (a) DHSRLP or (b) the SunAmerica litigation and (ii) SunAmerica has no basis for its litigation against Mr. Galewick or those affiliates. The General Partner believes that appropriate disclosure regarding compensation paid by the Partnership and those other partnerships to those affiliates was made.

On November 12, 1998, the Commissioner issued an order pursuant to the provisions of Section 25531 of the California Corporations Code appointing Barry
A. Fisher as a Keeper for Income Network Company ("Keeper") ("Order"). Pursuant to the provisions of the Order, the Keeper shall take possessions of all books, records, accounts and other papers of Income Network Company. Additionally, the Keeper is authorized, empowered and directed to employ attorneys and such other persons as the Keeper may deem to be necessary to assist the Keeper in the performance of his duties contemplated by the provisions of the Order. The Keeper is to undertake an independent review into the books, records, accounts and other papers of Income Network Company and file with the Department an inventory of all books, records, accounts and other papers of Income Network Company of which he shall then have reviewed, observed and/or discovered pursuant to the provisions of the Order. The Order does not allow the Keeper to take possession of or interfere in the business of the affiliates of Income Network Company. Income Network Company has notified the Commissioner that Income Network Company intends to take any and all legal action necessary or appropriate, including a hearing in Los Angeles County Superior court, to cause the Keeper to be removed from Income Network Company and his powers, granted pursuant to the provisions of the Order, terminated.

Other than as specified above, no additional proceedings have occurred since August 12, 1998, the date of the latest report provided. In addition, no material developments are noted with respect to those matters described in the latest report dated August 12, 1998. Reference is made to the registrant's Form 10-KSB dated March 31,1998, in which such legal proceedings were reported in
Part I, Item 3. Legal Proceedings. The registrant, by this reference, makes that disclosure a part of this Form 10-QSB.

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


Dated: November 10, 1998            Performance Asset Management Fund III, Ltd.,
                                            A California Limited Partnership
                                            --------------------------------
                                                      (Registrant)


By:
     -------------------------------------
Vincent E. Galewick
President of the General Partner,
Performance Development, Inc.